Form 10-Q
period 2020-06-30
Relay Therapeutics, Inc.
filed 2020-08-27
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39385

RELAY THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-3923475
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Binney Street, 2nd Floor Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

(617) 370-8837

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	RLAY	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 27, 2020, the registrant had 89,974,876 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

•

our ability to identify research priorities and apply a risk-mitigated strategy to efficiently discover and develop product candidates, including by applying learnings from one program to other programs and from one modality to our other modalities;

•

our ability and the potential to successfully manufacture our drug substances, delivery vehicles, and product candidates for preclinical use, for clinical trials and on a larger scale for commercial use, if approved;

•	the ability and willingness of our third-party strategic collaborators to continue research and development activities relating to our development candidates and product candidates;

•	our ability to obtain funding for our operations necessary to complete further development and commercialization of our product candidates;

•	our ability to obtain and maintain regulatory approval of our product candidates;

•	our ability to commercialize our products, if approved;

•	the pricing and reimbursement of our product candidates, if approved;

•	the implementation of our business model, and strategic plans for our business, product candidates, and technology;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	estimates of our future expenses, revenues, capital requirements, and our needs for additional financing;

•

the potential benefits of strategic collaboration agreements, our ability to enter into strategic collaborations or arrangements, and our ability to attract collaborators with development, regulatory and commercialization expertise;

•	future agreements with third parties in connection with the commercialization of product candidates and any other approved product;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our financial performance;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory developments in the United States and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our ability to produce our products or product candidates with advantages in turnaround times or manufacturing cost;

ii

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the impact of laws and regulations;

•	developments relating to our competitors and our industry;

•

the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials; and

•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$137,053	$41,954
Investments	175,153	313,862
Prepaid expenses and other current assets	3,659	4,720

Total current assets	315,865	360,536

Property and equipment, net	7,391	8,094
Operating lease assets	22,778	23,560
Restricted cash	878	878
Deferred offering costs	1,123	—

Total assets	$348,035	$393,068

Liabilities, Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,830	$6,991
Accrued expenses and other current liabilities	8,565	3,746
Operating lease liability	1,370	1,249

Total current liabilities	12,765	11,986

Operating lease liability, net of current portion	22,872	23,583
Restricted stock liability	9	156

Total liabilities	35,646	35,725
Commitments and contingencies (Note 9)
Convertible preferred stock (Series A, B and C), $0.001 par value; 337,272,859 shares authorized; 212,642,857 shares issued and outstanding (aggregate liquidation preference of $519,825)	537,781	537,781
Stockholders’ deficit:
Common stock, $0.001 par value; 260,000,000 shares authorized; 4,883,208 and 4,716,634 shares issued at June 30, 2020 and December 31, 2019, respectively; 4,592,731 and 4,037,476 shares outstanding at June 30, 2020 and December 31, 2019, respectively	5	4
Additional paid-in capital	15,064	8,715
Accumulated other comprehensive income	631	325
Accumulated deficit	(241,092)	(189,482)

Total stockholders’ deficit	(225,392)	(180,438)

Total liabilities, convertible preferred stock, and stockholders’ deficit	$348,035	$393,068

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development expenses	$21,666	$16,397	$43,363	$29,643
General and administrative expenses	6,053	3,508	10,814	6,664

Total operating expenses	27,719	19,905	54,177	36,307

Loss from operations	(27,719)	(19,905)	(54,177)	(36,307)
Other income (expense):
Interest income	998	2,368	2,570	4,645
Other expense	(3)	—	(3)	(57)

Total other income (expense), net	995	2,368	2,567	4,588

Net loss	$(26,724)	$(17,537)	$(51,610)	$(31,719)

Net loss per share, basic and diluted	$(6.06)	$(5.28)	$(12.06)	$(9.90)

Weighted average shares of common stock, basic and diluted	4,408,470	3,321,045	4,281,169	3,205,103

Other comprehensive income:
Unrealized holding gain (loss)	(763)	475	306	475

Total other comprehensive income (loss)	(763)	475	306	475

Total comprehensive loss	$(27,487)	$(17,062)	$(51,304)	$(31,244)

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

Three Months Ended March 31, 2020 and June 30, 2020

(In thousands, except share and per share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Par value
Balances at December 31, 2019	212,642,857	$537,781	4,037,476	$4	$8,715	$325	$(189,482)	$(180,438)
Issuance of common stock upon exercise of stock options	—	—	85,845	—	351	—	—	351
Vesting of restricted common stock	—	—	210,516	—	98	—	—	98
Stock-based compensation expense	—	—	—	—	1,455	—	—	1,455
Unrealized gain on investments	—	—	—	—	—	1,069	—	1,069
Net loss	—	—	—	—	—	—	(24,886)	(24,886)

Balances at March 31, 2020	212,642,857	$537,781	4,333,837	$4	$10,619	$1,394	$(214,368)	$(202,351)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Par value
Balances at March 31, 2020	212,642,857	$537,781	4,333,837	$4	$10,619	$1,394	$(214,368)	$(202,351)
Issuance of common stock upon exercise of stock options	—	—	95,573	—	367	—	—	367
Vesting of restricted common stock	—	—	163,321	1	46	—	—	47
Stock-based compensation expense	—	—	—	—	4,032	—	—	4,032
Unrealized loss on investments	—	—	—	—	—	(763)	—	(763)
Net loss	—	—	—	—	—	—	(26,724)	(26,724)

Balances at June 30, 2020	212,642,857	$537,781	4,592,731	$5	$15,064	$631	$(241,092)	$(225,392)

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

Three Months Ended March 31, 2019 and June 30, 2019

(In thousands, except share and per share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Par value
Balances at December 31, 2018	210,863,764	$532,120	2,998,017	$3	$3,247	$—	$(114,177)	$(110,927)
Issuance of Series C preferred stock, net of issuance costs	1,779,093	5,686
Issuance of common stock upon exercise of stock options	—	—	7,040	—	29	—	—	29
Vesting of restricted common stock	—	—	216,777	—	101	—	—	101
Stock-based compensation expense	—	—	—	—	820	—	—	820
Net loss	—	—	—	—	—	—	(14,182)	(14,182)

Balances at March 31, 2019	212,642,857	$537,806	3,221,834	$3	$4,197	$—	$(128,359)	$(124,159)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par value
Balances at March 31, 2019	212,642,857	$537,806	3,221,834	$3	$4,197	$—	$(128,359)	$(124,159)
Series C preferred stock issuance costs	—	(21)
Issuance of common stock upon exercise of stock options	—	—	16,897	—	23	—	—	23
Vesting of restricted common stock	—	—	216,777	—	100	—	—	100
Stock-based compensation expense	—	—	—	—	1,082	—	—	1,082
Unrealized gain on investments	—	—	—	—	—	475	—	475
Net loss	—	—	—	—	—	—	(17,537)	(17,537)

Balances at June 30, 2019	212,642,857	$537,785	3,455,508	$3	$5,402	$475	$(145,896)	$(140,016)

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(51,610)	$(31,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,487	1,902
Depreciation expense	1,724	1,358
Net amortization of premiums and discounts on investments	(438)	(722)
Loss on sale of equipment	—	56
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,061	(297)
Lease assets and liabilities, net	192	1,032
Accounts payable	(4,045)	525
Accrued expenses and other liabilities	4,451	1,996

Net cash used in operating activities	(43,178)	(25,869)
Cash flows from investing activities:
Purchases of property and equipment	(1,434)	(5,017)
Proceeds from sale of equipment	—	20
Purchases of investments	(71,103)	(375,000)
Proceeds from maturities of investments	210,556	18,000

Net cash provided by (used in) investing activities	138,019	(361,997)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	5,665
Proceeds from issuance of common stock upon exercise of stock options	718	52
Payment of deferred offering costs	(460)	—

Net cash provided by financing activities	258	5,717

Net increase (decrease) in cash, cash equivalents and restricted cash	95,099	(382,149)
Cash, cash equivalents and restricted cash at beginning of period	42,832	422,383

Cash, cash equivalents and restricted cash at end of period	$137,931	$40,234

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$330	$1,162

Reclassification of restricted stock liability to additional paid in capital	$144	$201

Deferred offering costs included in accounts payable and accrued expenses	$664	$—

Right of use asset obtained in exchange for lease obligation	$—	$24,936

Reconciliation of Cash, Cash Equivalents and Restricted Cash from Balance Sheet to Statement of Cash Flow

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$137,053	$39,356
Restricted cash	878	878

Total cash, cash equivalents and restricted cash as shown on the consolidated statements of cash flows	$137,931	$40,234

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (“the Company”) was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage precision medicines company transforming the drug discovery process with an initial focus on enhancing small molecule therapeutic discovery in targeted oncology. The Company is built upon unparalleled insights into protein motion and how this dynamic behavior relates to protein function. The Company’s Dynamo platform integrates an array of leading edge experimental and computational approaches, which allows the Company to apply the understanding of protein structure and motion to drug discovery. The Company is advancing its lead product candidates, RLY-4008 and RLY-1971, and a development candidate selection for a PI3Kα selective mutant program, known as the RLY-PI3K1047 program, for the treatment of patients with advanced solid tumors. The Company initiated a Phase 1 clinical trial for RLY-1971 in patients with advanced solid tumors in the first quarter of 2020 and a Phase 1 clinical trial for RLY-4008 in patients with advanced solid tumors having oncogenic FGFR2 alterations in the third quarter of 2020.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities.

The Company’s product candidates are in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

The Company has devoted substantially all of its resources to developing its product candidates, including RLY-1971 and RLY-4008, and the RLY-PI3K1047 program by developing its innovative experimental and computational approaches on protein motion, building its intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

The Company has incurred net operating losses since inception and had an accumulated deficit of $241,092 as of June 30, 2020. The Company expects that its existing cash, cash equivalents and investments as of June 30, 2020, in addition to the net proceeds of $424,800 from the Company’s initial public offering (“IPO”), which closed on July 20, 2020, will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

Initial Public Offering

On July 20, 2020, the Company closed its IPO and issued 23,000,000 shares of its common stock at a price of $20.00 per share for net proceeds of $424,800, after deducting underwriting discounts and commissions of $32,200 and estimated expenses of $3,000. In connection with the IPO, all shares of Series A, Series B and Series C convertible preferred stock converted into 61,992,534 shares of common stock.

2. Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s consolidated financial statements include the accounts of Relay Therapeutics, Inc. and its wholly-owned subsidiary, Relay Therapeutics Securities Corporation. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of June 30, 2020, the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019, the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2020 and 2019, and the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2020 and the consolidated results of its operations and cash flows for the three and six months ended June 30, 2020 and 2019. The consolidated financial data and other information disclosed in these notes related to the three and six months ended June 30, 2020 and 2019 are unaudited. The consolidated results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development and manufacturing expenses, the valuation of equity instruments, the probability of achieving milestones for performance-based vesting of equity awards, and the incremental borrowing rate for determining the operating lease asset and liability. Estimates are periodically reviewed in light of changes in circumstances, facts and experience.

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. Actual results could differ from the Company’s estimates.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the financing. If a planned financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss.

There were deferred offering costs recorded on the Company’s condensed consolidated balance sheet of $1,123 at June 30, 2020 and no deferred offering costs at December 31, 2019.

Recently Adopted Accounting Pronouncements

The Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement on January 1, 2020. This standard modifies certain disclosure requirements on fair value measurements. The adoption of this standard did not have a material impact on the Company’s disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and it establishes additional disclosure requirements related to credit risks. For available-for-sale debt securities with expected credit losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This guidance was originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption was permitted. In November 2019, the FASB subsequently issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, whereby the effective date of this standard for smaller reporting companies was deferred to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is still permitted.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company can adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company.

3. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2020:
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$136,555	$—	$—	$136,555
Investments:
US treasury bills	—	114,414	—	114,414
US agency securities	—	60,739	—	60,739

Total investments	—	175,153	—	175,153

Total	$136,555	$175,153	$—	$311,708

	Fair Value Measurements as of December 31, 2019:
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Money market funds	$41,658	$—	$—	$41,658
Investments:
US treasury bills	—	232,604	—	232,604
US agency securities	—	81,258	—	81,258

Total investments	—	313,862	—	313,862

Total	$41,658	$313,862	$—	$355,520

In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company did not have any financial assets or liabilities that required Level 3 inputs during any of the periods presented in the accompanying consolidated financial statements.

4. Investments

The fair value of available-for-sale investments by type of security was as follows:

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S treasury bills	$113,956	$458	$—	$114,414
U.S agency securities	60,566	173	—	60,739

Total investments	$174,522	$631	$—	$175,153

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S treasury bills	$232,336	$268	$—	$232,604
U.S agency securities	81,201	57	—	81,258

Total investments	$313,537	$325	$—	$313,862

All available-for-sale securities have contractual maturities of less than one year.

5. Convertible Preferred Stock

The Company issued Series A, Series B and Series C convertible preferred stock (collectively, “Convertible Preferred Stock”). Upon issuance of each class of Convertible Preferred Stock, the Company assessed the embedded conversion and liquidity features of the shares and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed on the issuance date of each class of Convertible Preferred Stock.

Convertible Preferred Stock consisted of the following:

	June 30, 2020
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A preferred stock	56,824,740	56,824,740	$75,657	$56,825	16,002,820
Series B preferred stock	31,188,115	31,188,115	62,876	63,000	8,783,102
Series C preferred stock	249,260,004	124,630,002	399,248	400,000	35,097,955

Total convertible preferred stock	337,272,859	212,642,857	$537,781	$519,825	59,883,877

	December 31, 2019
	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A preferred stock	56,824,740	56,824,740	$75,657	$56,825	16,002,820
Series B preferred stock	31,188,115	31,188,115	62,876	63,000	8,783,102
Series C preferred stock	249,260,004	124,630,002	399,248	400,000	35,097,955

Total convertible preferred stock	337,272,859	212,642,857	$537,781	$519,825	59,883,877

The conversion ratio for Series C was adjusted on July 8, 2020 (see Note 11).

Upon the closing of the Company’s IPO in July 2020, all outstanding convertible preferred stock automatically converted into 61,992,534 shares of common stock (see Note 11).

Classification and Accretion of Convertible Preferred Stock

The Company’s convertible preferred stock is classified outside of stockholders’ equity (deficit) on the consolidated balance sheet because the holders of such shares have liquidation rights in the event of a deemed liquidation that, in certain situations, are not solely within the control of the Company and would require the redemption of the then-outstanding convertible preferred stock. The convertible preferred stock is not redeemable, except in the event of a deemed liquidation. Because the occurrence of a deemed liquidation event is not currently probable, the carrying values of the convertible preferred stock are not being accreted to their redemption values. Subsequent adjustments to the carrying values of the convertible preferred stock would be made only when a deemed liquidation event becomes probable.

Convertible Preferred Stock Rights and Preferences

The rights and preferences for Convertible Preferred Stock are detailed in the Company’s final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 16, 2020.

6. Common Stock

The Company has issued restricted shares of common stock to its founders and non-employees. In addition, the Company has issued restricted shares of common stock upon the early exercise of stock options under the Company’s 2016 Plan. The restrictions on the common shares generally lapse over four years. The Company has included the proceeds from the sale of the restricted shares of common stock as a restricted stock liability in the accompanying consolidated balance sheets. Amounts are reclassified to additional paid in capital as the restrictions lapse. The Company has the right to repurchase any unvested shares of restricted common stock at the original cost in the event of termination.

The following table summarizes the restricted stock activity for the six months ended June 30, 2020:

	Shares	Weighted- Average Purchase Price
Unvested at December 31, 2019	679,158	$0.21
Vested	(373,837)	0.39
Cancelled	(14,844)	0.03

Unvested at June 30, 2020	290,477	$0.03

7. Share-Based Payments

In 2016, the Company adopted the Relay Therapeutics, Inc. Stock Option and Grant Plan (the “Plan”). All of the Company’s employees, officers, directors, consultants and advisors are eligible to be granted options, restricted stock units, or RSUs, and other stock-based awards under the terms of the Plan. There were 777,099 and 3,100,839 share-based awards available for grant at June 30, 2020 and December 31, 2019, respectively.

The following table summarizes the stock option activity under the Plan for the six months ended June 30, 2020:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,306,176	$4.62	8.99	$3,214
Granted	2,500,266	5.89		20,369
Exercised	(181,414)	3.95
Cancelled	(153,941)	4.93

Outstanding at June 30, 2020	7,471,087	$5.05	8.93	$67,263

Vested at June 30, 2020	1,428,137	$4.35	8.25	$13,865

In the first quarter of 2020, the Company’s board of directors approved the issuance of options with performance-based vesting conditions to purchase 1,960,547 shares of common stock. The commencement of vesting is based on the achievement of certain scientific and operational milestones during a two-year period, for which the achievement is discretionary and subject to the approval of the Company’s board of directors. Accordingly, the Company is applying variable accounting for these awards until the board of directors approves the commencement of vesting of the options. The service inception date precedes the grant date for these awards as the awards have been authorized, the recipients are providing service prior to the grant date, and there are performance conditions that, if not met by the accounting grant date, would result in the forfeiture of the award. Therefore, the stock-based compensation expense to be recognized for the options is based on the fair value of the awards on the accounting grant date. The Company’s board of directors, in its discretion, determined that a portion of the performance conditions had been achieved during the second quarter of 2020. The Company has made a probability assessment of the likelihood for achievement of the remaining conditions as of June 30, 2020. The Company recognized stock-based compensation expense associated with the options for which the board of directors approved the commencement of vesting in the second quarter of 2020 and for awards where achievement of the performance conditions is considered probable in the amount of $2,623 in the statement of operations for the three and six month periods ended June 30, 2020.

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$1,941	$647	$2,838	$1,201
General and administrative expenses	2,091	439	2,649	701

	$4,032	$1,086	$5,487	$1,902

As of June 30, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $31,407, which is expected to be recognized over a weighted average period of 3.2 years.

8. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(26,724)	$(17,537)	$(51,610)	$(31,719)

Net loss per share, basic and diluted	$(6.06)	$(5.28)	$(12.06)	$(9.90)

Weighted average shares of common stock, basic and diluted	4,408,470	3,321,045	4,281,169	3,205,103

The Company’s potentially dilutive securities, which include convertible preferred stock, options to purchase common stock and unvested restricted stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Convertible preferred stock	59,883,877	59,883,877	59,883,877	59,883,877
Options to purchase common stock	7,471,087	4,594,499	7,471,087	4,594,499
Unvested restricted stock	290,477	1,112,556	290,477	1,112,556

	67,645,441	65,590,932	67,645,441	65,590,932

9. Commitments and Contingencies

Intellectual Property License

The Company has a Collaboration and License Agreement with D.E. Shaw Research, LLC (“D.E. Shaw Research”). The agreement provides that the parties will jointly conduct research efforts with the goal of identifying and developing product candidates. The original term of the agreement was three years and required the Company to pay an annual fee of $1,000. On June 15, 2020, the Company and D.E. Shaw Research agreed to amend the Collaboration and License Agreement (“Amended and Restated Collaboration and License Agreement”). The Amended and Restated Collaboration and License Agreement extended the term of the agreement to August 16, 2025 and increased the annual fee from $1,000 to $7,900. The Amended and Restated Collaboration and License Agreement automatically renews for successive one year periods unless either party provides at least one year notice of non-renewal, and the annual fee during each of the one year renewal terms is subject to the mutual agreement of the Company and D.E. Shaw Research.

The Company is obligated to pay potential development milestone payments under the terms of the agreement up to $7,300 per target, plus sales milestones and royalties, upon the achievement of certain specified contingent events. The Company assessed the milestone and royalty events at June 30, 2020 and December 31, 2019, and concluded no such payments were required. The Company recorded research and development expense of $974 and $250 under this agreement for the three months ended June 30, 2020 and 2019, respectively, and $1,224 and $500 for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, the Company had an accrued expense balance to D. E. Shaw Research of approximately $1,596 and $372, respectively.

Other Research Arrangements

The Company has certain other research and license arrangements with third parties, which provide the Company with research services with the goal of identifying and developing product candidates. The Company is obligated to pay development milestone payments for up to four targets, each in the range of $4,000 to $7,000, upon the achievement of certain specified contingent events. The Company assessed the milestones at June 30, 2020 and December 31, 2019 and concluded no such milestone payments were due. The Company incurred approximately $236 and $380 of research and development expense under these agreements for the three months ended June 30, 2020 and 2019, respectively, and $1,430 and $626 for the six months ended June 30, 2020 and 2019, respectively.

10. Related Party Transactions

From inception to December 31, 2019, the Company received consulting and management services from Third Rock Ventures LLP (“TRV”), an entity affiliated with certain of the Company’s investors. There were no amounts incurred for these services in the three and six months ended June 30, 2020 and no amount was due for these services as of June 30, 2020. The Company incurred approximately $50 for these services during the six months ended June 30, 2019 and no expense was incurred for the three months ended June 30, 2019. At December 31, 2019, $80 was due to TRV for these services.

11. Subsequent Events

In preparing the consolidated interim financial statements as of June 30, 2020 and for the three and six month periods then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements, other than the following.

(a) Authorization of Preferred Stock

On July 8, 2020, the Company’s stockholders approved the authorization of 10,000,000 shares of undesignated preferred stock with a par value of $0.001.

(b) Increase in Authorization of Common Stock

On July 8, 2020, the Company’s stockholders approved a decrease in the number of authorized shares of common stock from 260,000,000 to 150,000,000.

(c) Amendments to Convertible Preferred Stock

On July 8, 2020, the Company’s board of directors and its Series C preferred stockholders approved a reduction in the conversion price of the Series C preferred stock from $3.21 to $3.027603 and the Series C preferred stockholders relinquished their protective right with respect to the approval of an automatic conversion of preferred stock in a firm commitment underwritten public offering if the per share price is less than $22.80. As a result of the change in the conversion price, the outstanding shares of Series C preferred stock were convertible into 37,206,604 shares of common stock. The changes to the conversion feature are considered to be substantial changes to material terms of the instrument, and, therefore, the Company will account for the changes as an extinguishment and reissuance of a new instrument for accounting purposes.

In addition, on July 8, 2020, the required Convertible Preferred Stockholders authorized the automatic conversion of all shares of Convertible Preferred Stock in an IPO, regardless of the price per share or total proceeds raised, as long as the IPO is completed on or before September 30, 2020.

(d) Reverse Stock Split

On July 8, 2020, the Company effected a one-for-3.55092 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Preferred Stock. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

(e) 2020 Stock Option and Incentive Plan

On July 8, 2020, the Company’s shareholders approved the 2020 Stock Option and Incentive Plan (the “2020 Stock Plan”), which became effective on the date immediately prior to the effectiveness of the Company’s registration statement on Form S-1 for its proposed IPO. The 2020 Stock Plan provides for the issuance of up to 8,376,080 of share-based awards.

(f) Employee Stock Purchase Plan

On July 8, 2020, the Company’s shareholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the date immediately prior to the effectiveness of Company’s registration statement on Form S-1 for its proposed IPO. The ESPP provides for the issuance of up to 1,092,532 of share-based awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the “Selected Consolidated Financial Data” section of this Quarterly Report on Form 10-Q and our consolidated financial statements and the related notes. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage precision medicines company transforming the drug discovery process with an initial focus on enhancing small molecule therapeutic discovery in targeted oncology. Our company is built upon unparalleled insights into protein motion and how this dynamic behavior relates to protein function. We built our Dynamo platform to integrate an array of leading edge experimental and computational approaches, which allows us to apply our understanding of protein structure and motion to drug discovery.

We are advancing our lead product candidates, RLY-1971 and RLY-4008, and a development candidate selection for a PI3Kα selective mutant program (the “RLY-PI3K1047 program”) for the treatment of patients with advanced solid tumors. We initiated a Phase 1 clinical trial for RLY-1971, our inhibitor of Src homology region 2 domain-containing phosphatase-2 (“SHP2”), in patients with advanced solid tumors in the first quarter of 2020. We have initiated a Phase 1 clinical trial for RLY-4008, our inhibitor of fibroblast growth factor receptor 2 (“FGFR2”) in patients with advanced solid tumors having oncogenic FGFR2 alterations in the third quarter of 2020. We anticipate the RLY-PI3K1047 program to be in IND-enabling studies in 2021. While our initial focus is on precision oncology, we believe our Dynamo platform may also be broadly applied to other areas of precision medicine, such as genetic disease. Across both precision oncology and genetic disease, we have five additional discovery stage programs. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of our therapies.

We were incorporated in May 2015. We have devoted substantially all of our resources to developing our lead product candidates, developing our innovative experimental and computational approaches on protein motion, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of preferred stock and convertible debt.

On July 20, 2020, we closed our initial public offering (“IPO”) and issued 23,000,000 shares of our common stock at a price of $20.00 per share for net proceeds of $424.8 million, after deducting underwriting discounts and commissions of $32.2 million and estimated expenses of $3.0 million. In connection with the IPO, all shares of Series A, Series B and Series C convertible preferred stock converted into 61,992,534 shares of common stock. Prior to our IPO, we had received gross proceeds of approximately $520.0 million from sales of our preferred stock and our issuance of convertible debt.

Since it was reported to have surfaced in December 2019, COVID-19 has spread across the world and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, stay-at-home orders and have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. As a result, the current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets.

While we are currently continuing the clinical trials we have underway, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials. To date, we have been able to initiate a Phase 1 clinical trial for RLY-4008 and continue to enroll our patients in Phase 1 of our clinical trials for RLY-1971, and we currently do not anticipate any interruptions of clinical enrollment. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $51.6 million and $31.7 million for the six month periods ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $241.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate increasing operating losses for at least the next several years.

We believe our cash, cash equivalents and investments of $312.2 million as of June 30, 2020 and the net proceeds of $424.8 million from our IPO, which closed on July 20, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Components of our Results of Operations

Operating Expenses

Our operating expenses since inception have consisted solely of research and development costs and general and administrative costs.

Research and Development Expenses. Research and development expenses include:

•	salaries, benefits and other employee related costs, including stock-based compensation expense, for personnel engaged in research and development functions;

•	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;

•	expenses incurred under agreements with CROs, CMOs, and other vendors that conduct our clinical trials and preclinical activities;

•	costs of acquiring, developing, and manufacturing clinical trial materials and lab supplies;

•	costs related to compliance with regulatory requirements; and

•	facility costs, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies.

We expense research and development costs as the services are performed or the goods are received. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses.

We began tracking external development costs by program on January 1, 2020 for programs that have entered clinical trials. We do not allocate internal costs, facilities costs, or other overhead costs to specific programs. The following summarizes our costs by program based on their status in development:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(in thousands)
External costs for program in Phase 1 clinical trials	$1,722	$2,752
External costs for all programs in discovery and pre-clinical studies	9,311	20,707
External costs for platform research and other research and development activities	2,790	5,833
Employee related expenses	7,843	14,071

Total research and development expenses	$21,666	$43,363

Our most advanced development programs, RLY-1971 and RLY-4008, are in Phase 1 clinical trials. Programs in discovery and pre-clinical stages include our RLY-P13K1047 program as well as other earlier stage programs. Costs incurred for these programs include costs incurred to support our discovery research and translational science efforts up to the initiation of Phase 1 clinical development. Platform research and other research and development activities include costs that are not specifically allocated to active product candidates, including facilities costs, depreciation expense, and other costs. Employee related expenses includes salary, wages, stock-based compensation, and other costs related to our personnel, which are not allocated to specific programs or activities.

We cannot determine with certainty the duration and costs of future clinical trials of RLY-1971 and RLY-4008 and future development costs of our RLY-P13K1047 program, if, when or to what extent we will generate revenue from the commercialization and sale of any our product candidates for which we obtain marketing approval or our other research and development costs. We may never succeed in obtaining marketing approval for any of our product candidates.

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•

the scope, rate of progress, expense and results of our preclinical development activities, any future clinical trials of RLY-1971 and RLY-4008 and our RLY-PI3K1047 program or other product candidates, and other research and development activities that we may conduct;

•	uncertainties in clinical trial design and patient enrollment or drop out or discontinuation rates;

•	establishing an appropriate safety and efficacy profile with IND-enabling studies;

•	the initiation and completion of future clinical trial results;

•	the timing, receipt and terms of any approvals from applicable regulatory authorities including the U.S. Food and Drug Administration (“FDA”) and non-U.S. regulators;

•	significant and changing government regulation and regulatory guidance;

•	potential additional studies requested by regulatory agencies;

•

establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers in order to ensure that we or our third-party manufacturers are able to make product successfully;

•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from the COVID-19 pandemic or a similar public health crisis;

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue clinical trials of RLY-1971 and RLY-4008, the development of our RLY-PI3K1047 program and to identify and develop additional product candidates.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant trial delays due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel expenses, and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative personnel headcount to support personnel in research and development and to support our operations generally as we increase our research and development activities and activities related to the potential commercialization of our product candidates. We also expect to incur increased expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission (“SEC”) requirements, director and officer insurance costs, and investor and public relations costs.

Other Income, Net

Other income, net consists of interest income, primarily interest earned on our cash, cash equivalents and investments. We anticipate that our interest income will increase in the future as we expect our investment balances to be higher due to anticipated cash proceeds from investment activities.

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Change
	2020	2019
	(in thousands)
Operating expenses:
Research and development	$21,666	$16,397	$5,269
General and administrative	6,053	3,508	2,545

Total operating expenses	27,719	19,905	7,814

Loss from operations	(27,719)	(19,905)	(7,814)
Other income, net	995	2,368	(1,373)

Net loss	$(26,724)	$(17,537)	$(9,187)

Research and Development Expenses

	Three Months Ended June 30,		Change
	2020	2019
	(in thousands)
Employee related expenses	$7,843	$4,323	$3,520
Outside and consulting services	8,440	7,488	952
Clinical trial expenses	1,722	7	1,715
Depreciation	717	590	127
Laboratory supplies and other costs	1,514	2,486	(972)
Facilities and other allocated expenses	1,430	1,503	(73)

Total research and development expenses	$21,666	$16,397	$5,269

Research and development expenses were $21.7 million for the three months ended June 30, 2020, compared to $16.4 million for the three months ended June 30, 2019. The increase of $5.3 million was primarily due to $3.5 million of additional employee related costs, including stock-based compensation of $1.3 million, $1.7 million for clinical trial expenses associated with RLY-1971, which commenced in 2020, and $1.0 million in additional outside and consulting services for our pre-clinical candidates due to an increased number of discovery programs and more programs in later stage pre-clinical trials. These increases were partially offset by a decrease in laboratory supplies and other costs of $1.0 million due to lower capacity as a result of the COVID-19 pandemic. While we currently do not anticipate any interruptions in our operations due to COVID-19, it is possible that the COVID-19 pandemic and response efforts could delay our development programs and plans and increase our associated costs.

General and Administrative Expenses

General and administrative expenses were $6.1 million for the three months ended June 30, 2020, compared to $3.5 million for the three months ended June 30, 2019. The increase of $2.5 million was primarily due to increased personnel costs, including stock-based compensation of $1.7 million, to support our infrastructure.

Other Income, Net

Other income, net, decreased from $2.4 million for the three months ended June 30, 2019 to $1.0 million for the three months ended June 30, 2020 due primarily to a decrease in interest earned as a result of lower interest rates and lower amounts of cash equivalents and investments.

Comparison of the six months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Change
	2020	2019
	(in thousands)
Operating expenses:
Research and development	$43,363	$29,643	$13,720
General and administrative	10,814	6,664	4,150

Total operating expenses	54,177	36,307	17,870

Loss from operations	(54,177)	(36,307)	(17,870)
Other income, net	2,567	4,588	(2,021)

Net loss	$(51,610)	$(31,719)	$(19,891)

Research and Development Expenses

	Six Months Ended June 30,		Change
	2020	2019
	(in thousands)
Employee related expenses	$14,070	$8,665	$5,405
Outside and consulting services	18,730	13,421	5,309
Clinical trial expenses	2,752	8	2,744
Depreciation	1,431	1,069	362
Laboratory supplies and other costs	3,532	3,768	(236)
Facilities and other allocated expenses	2,848	2,712	136

Total research and development expenses	$43,363	$29,643	$13,720

Research and development expenses were $43.4 million for the six months ended June 30, 2020, compared to $29.6 million for the six months ended June 30, 2019. The increase of $13.7 million was primarily due to $5.4 million of additional employee related costs, including stock-based compensation of $1.6 million. The increase is also due to $5.3 million of additional outside and consulting services for our pre-clinical candidates due to an increased number of both discovery programs and programs in later stage pre-clinical trials, $2.7 million of clinical trial expenses as we commenced Phase 1 of our clinical study for RLY-1971 in 2020 and additional depreciation and facilities and other allocated expenses of $0.5 million. These increases were partially offset by a decrease in laboratory supplies and other costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses were $10.8 million for the six months ended June 30, 2020, compared to $6.7 million for the six months ended June 30, 2019. The increase of $4.1 million was due to $3.0 million of increased personnel costs, including an additional $1.9 million of share-based compensation, to support our infrastructure, $0.4 million of additional professional fees and $0.7 million of increased facilities and other expenses primarily attributed to our new corporate and laboratory space in 2019.

Other Income, Net

Other income, net, decreased from $4.6 million for the six months ended June 30, 2019 to $2.6 million for the six months ended June 30, 2020 due primarily to a decrease in interest earned as a result of lower amounts of cash equivalents and investments.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. On July 20, 2020, we closed our IPO and issued 23,000,000 shares of common stock for net proceeds of $424.8 million. Prior to our IPO, we had received gross proceeds of approximately $520.0 million from sales of our preferred stock and our issuance of convertible debt. As of June 30, 2020, we had cash, cash equivalents and investments of $312.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(43,178)	$(25,869)
Cash provided by (used in) investing activities	138,019	(361,997)
Cash provided by financing activities	258	5,717

Net increase (decrease) in cash, cash equivalents and restricted cash	$95,099	$(382,149)

Operating Activities.

For the six month period ended June 30, 2020, we used $43.2 million of cash on operating activities, resulting from our net loss of $51.6 million, partially offset by non-cash charges of $6.8 million and cash provided by changes in our operating assets and liabilities of $1.6 million. Net cash provided by changes in our operating assets and liabilities of $1.6 million during this period consisted primarily of changes in prepaid expenses and other assets, accounts payable and accrued expenses as a result of an increase operating expenses and the timing of payments related to our research arrangements.

For the six month period ended June 30, 2019, we used $25.9 million of cash on operating activities, resulting from our net loss of $31.7 million, partially offset by non-cash charges of $2.6 million and cash provided by changes in our operating assets and liabilities of $3.3 million. Net cash provided by changes in our operating assets and liabilities of $3.3 million during the six month period ended June 30, 2019 consisted of changes in accounts payable, accrued expense and other liabilities as well as operating lease assets, net, partially offset by changes in prepaid expenses and other current assets. The increase in accounts payable, accrued expenses and other current liabilities was largely due to an increase in external research and development costs.

Investing Activities.

During the six months ended June 30, 2020, investing activities provided $138.0 million, consisting of $139.5 million of net investment maturities, partially offset by $1.4 million for the acquisition of property and equipment.

During the six months ended June 30, 2019, investing activities used $362.0 million, consisting of $357.0 million of net investment purchases and $5.0 million for the acquisition of property and equipment.

Financing Activities.

During the six months ended June 30, 2020, net cash provided by financing activities was $0.3 million, consisting of net proceeds from the exercise of stock options of $0.7 million, partially offset by the payment of deferred offering costs in preparation for our IPO, which closed on July 20, 2020.

During the six months ended June 30, 2019, net cash provided by financing activities was $5.7 million, consisting primarily of net proceeds from the sale of our Series C convertible preferred stock.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to RLY-1971, which is still in the early stages of clinical trials, the potential clinical development activities of RLY-4008 and the ongoing pre-clinical development activities of our RLY-PI3K1047 program. In addition, we are now incurring additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•	conduct our current and future clinical trials of RLY-1971 and RLY-4008, and additional preclinical research and development of our RLY-PI3K1047 program, and other early-stage programs;

•	initiate and continue research and preclinical and clinical development of our other product candidates;

•	seek to identify additional product candidates;

•	pursue marketing approvals for any of our product candidates that successfully complete clinical trials, if any;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;

•	obtain, maintain, expand and protect our intellectual property portfolio;

•	acquire or in-license other drugs and technologies;

•	hire and retain additional clinical, quality control and scientific personnel;

•	build out new facilities or expand existing facilities to support our ongoing development activity; and

•

add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company.

We believe our cash, cash equivalents and investments of $312.2 million as of June 30, 2020 and the net proceeds of $424.8 million from our IPO, which closed on July 20, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the development of RLY-1971, RLY-4008, and our RLY-PI3K1047 programs and other product candidates and programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from the COVID-19 pandemic or similar public health crisis;

•	the scope, progress, results and costs of our current and future clinical trials of RLY-1971 and RLY-4008 and additional preclinical research of our RLY-PI3K1047 program;

•	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for our other product candidates;

•	the number of future product candidates that we pursue and their development requirements;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the success of any collaborations that we may enter into with third parties;

•

the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates, although we currently have no commitments or agreements to complete any such transactions;

•

the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborator that we may have at such time;

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our headcount growth and associated costs as we expand our business operations and our research and development activities; and

•	the costs of operating as a public company.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for any product candidates or generate revenue from the sale of any product candidate for which we may obtain marketing approval. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common stockholder. Additional debt or preferred equity financing, if available, may involve agreements that include restrictive covenants that may limit our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends, which could adversely impact our ability to conduct our business, and may require the issuance of warrants, which could potentially dilute your ownership interest.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technology, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or collaborations, strategic alliances or licensing arrangements with third parties when needed, we may be required to delay, limit, reduce and/or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

We have no material changes to our contractual obligations and commitments as of December 31, 2019 as disclosed in the contractual obligations and commitment section in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 16, 2020 in connection with our IPO, other than the following:

We have an Amended and Restated Collaboration and License Agreement with D.E. Shaw Research, LLC (“D.E. Shaw Agreement”), which provides that the parties will jointly conduct research efforts with the goal of identifying and developing product candidates. On a product-by-product basis, we have agreed to pay D.E. Shaw Research milestone payments upon the achievement of certain development and regulatory milestone events for products we develop under the D.E. Shaw Research Agreement that are directed to a Category 1 Target or any target that was a Category 1 Target. Such payments for achievement of development and regulatory milestones total up to $7.3 million in the aggregate for each of the first three products we develop, and up to $6.3 million in the aggregate for each product we develop after the first three. In addition, we are obligated to pay D.E. Shaw Research, LLC royalty payments as defined in the D.E. Shaw Research Agreement.

On June 15, 2020, the Company and D.E. Shaw Research agreed to amend the Collaboration and License Agreement (“Amended and Restated Collaboration and License Agreement”). The Amended and Restated Collaboration and License Agreement extended the term of the agreement to August 16, 2025 and increased the annual fee from $1.0 million to $7.9 million, commencing on August 16, 2020. The Amended and Restated Collaboration and License Agreement automatically renews for successive one year periods unless either party provides at least one year notice of non-renewal, and the annual fee during each of the one year renewal terms is subject to the mutual agreement of the Company and D.E. Shaw Research.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results could differ from our estimates.

For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our final prospectus filed with the SEC on July 16, 2020 in connection with our IPO (the “Prospectus”), the notes to our audited financial statements appearing in the Prospectus and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through June 30, 2020 from those discussed in our Prospectus.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of June 30, 2020, our cash equivalents consisted of money market funds. As of June 30, 2020, our investments consisted of investments in U.S. Treasury Bills and United States agency securities that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2020, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our consolidated results of operations.

As of June 30, 2020, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the three and six months ended June 30, 2020. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operation and our risk grows.

Item 4. Controls and Procedures.

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, in March 2020, all of our employees began working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2020, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Position, Business, Technology, and Industry

We are a biopharmaceutical company with a limited operating history.

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $51.6 million and $31.7 million for the six months ended June 20, 2020 and 2019, respectively. We had an accumulated deficit of $241.1 million as of June 30, 2020. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our drug discovery platform and initial product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to significantly increase in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. Once we are a public company, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

The amount of our future losses is uncertain and our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline. Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•

the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

•	our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;

•	our ability to obtain marketing approval for our product candidates, and the timing and scope of any such approvals we may receive;

•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

•	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•	our ability to attract, hire and retain qualified personnel;

•	expenditures that we will or may incur to develop additional product candidates;

•	the level of demand for our product candidates should they receive approval, which may vary significantly;

•	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates;

•	the changing and volatile U.S. and global economic environments, including as a result of the COVID-19 pandemic; and

•	future accounting pronouncements or changes in our accounting policies.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

We have no products approved for commercial sale and have not generated any revenue from product sales

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our product candidates and we do not expect to generate any revenue from the sale of products in the near future. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell one or more of our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete preclinical studies;

•	successfully enroll subjects in, and complete, clinical trials;

•	have our IND applications go into effect for our planned clinical trials or future clinical trials;

•	receive regulatory approvals from applicable regulatory authorities;

•	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our product candidates;

•	establish commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;

•	obtain and maintain patent and trade secret protection or regulatory exclusivity for our product candidates;

•	launch commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

•	obtain and maintain acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effectively compete with other therapies;

•	obtain and maintain healthcare coverage and adequate reimbursement;

•	enforce and defend intellectual property rights and claims;

•	take temporary precautionary measures to help minimize the risk of the COVID-19 to our employees; and

•	maintain a continued acceptable safety profile of the product candidates following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

We will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.

The development of pharmaceutical products is capital-intensive. We have initiated Phase 1 clinical trials of RLY-1971 in patients with advanced solid tumors and RLY-4008 in patients with advanced solid tumors having oncogenic FGFR2 alterations. We are currently advancing most of our product candidates, including RLY-PI3K1047, through preclinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we are incurring additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents and investments will be sufficient to fund our operations through at least the next 12 months. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•	the scope, progress, results and costs of product discovery, preclinical and clinical development, laboratory testing and clinical trials for our product candidates;

•	the potential additional expenses attributable to adjusting our development plans (including any supply related matters) to the COVID-19 pandemic;

•	the scope, prioritization and number of our research and development programs;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	our ability to establish and maintain additional collaborations on favorable terms, if at all;

•	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;

•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the extent to which we acquire or in-license other product candidates and technologies;

•	the costs of securing manufacturing arrangements for commercial production; and

•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.

Identifying potential product candidates and conducting preclinical development testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets in general and more recently due to the COVID-19 pandemic have made equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect your rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have never successfully completed any clinical trials, and we may be unable to do so for any product candidates we develop.

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have two product candidates, RLY-1971 and RLY-4008, in Phase 1 clinical development. We expect to be in IND-enabling studies for our PI3K program by the end of 2021. We may not be able to file such IND or INDs for any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for each product candidate and, consequently, the ultimate approval and commercial marketing of each product candidate. We have initiated our Phase 1 RLY-1971 clinical trial, but we do not know whether any of our future clinical trials will begin on time or ever be completed on schedule, if at all.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	be subject to post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

Clinical product development involves a lengthy and expensive process, with an uncertain outcome.

It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our preclinical studies and future clinical trials may not be successful.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We may experience delays in completing our preclinical studies and initiating or completing clinical trials, and we may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•

our third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

•

we may elect to, or regulators or IRBs or ethics committees may require us or our investigators to, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination or clinical hold due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays, including those caused by the COVID-19 pandemic, also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. Any delays in our preclinical or future clinical development programs may harm our business, financial condition and prospects significantly.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we will be deploying our drug discovery platform across a broad target space, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Furthermore, our ability to enroll patients may be significantly delayed by the evolving COVID-19 pandemic and we do not know the extent and scope of such delays at this point.

In addition to the competitive trial environment, the eligibility criteria of our planned clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure to assure their cancer is either severe enough or not too advanced to include them in a study. Additionally, the process of finding patients may prove costly. We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidates under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed.

We may also engage third parties to develop companion diagnostics for use in our clinical trials, but such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients with the targeted genetic mutations for our clinical trials. Further, if we are required to develop companion diagnostics and are unable to include patients with the targeted genetic mutations, this could compromise our ability to seek participation in the FDA’s expedited review and development programs, including Breakthrough Therapy Designation and Fast Track Designation, or otherwise to seek to accelerate clinical development and regulatory timelines. The FDA has indicated that if we continue RLY-4008 in a specific biomarker-defined population, a companion diagnostic device will be required to ensure its safe and effective use.

Patient enrollment may be affected by other factors including:

•	the severity of the disease under investigation;

•	the eligibility criteria for the clinical trial in question;

•	the availability of an appropriate genomic screening test;

•	the perceived risks and benefits of the product candidate under study;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment;

•	the proximity and availability of clinical trial sites for prospective patients; and

•	factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g., outbreak of COVID-19).

Positive results from early preclinical studies of our product candidates are not necessarily predictive of the results of later preclinical studies and any future clinical trials of our product candidates. If we cannot replicate the positive results from our earlier preclinical studies of our product candidates in our later preclinical studies and future clinical trials, we may be unable to successfully develop, obtain regulatory for and commercialize our product candidates.

Any positive results from our preclinical studies of our product candidates may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or any future clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical and other nonclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval.

Our planned clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates.

We may develop future product candidates, in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials.

As is the case with many treatments for cancer and rare diseases, it is likely that there may be side effects associated with the use of our product candidates. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA or other applicable regulatory authorities, or an IRB may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.

We intend to develop our SHP2 program, our FGFR2 program, our PI3K program, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.

We intend to develop our SHP2 program, our FGFR2 program, or our PI3K program, and may develop future product candidates, for use in combination with one or more currently approved cancer therapies. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate our SHP2 program, our FGFR2 program, or our PI3K program or any other future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We will not be able to market and sell our SHP2 program, our FGFR2 program, or our PI3K program or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or similar foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with our SHP2 program, our FGFR2 program, or our PI3K program or any product candidate we develop, we may be unable to obtain approval of or market our SHP2 program, our FGFR2 program, or our PI3K program or any product candidate we develop.

Our product candidates utilize a novel mechanism of action and novel binding locations, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects.

Our product candidates utilize novel mechanisms of action and novel binding locations, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects. Our Dynamo platform uses advanced computational models in tight integration with our medicinal chemistry, structural biology, enzymology and biophysics capabilities to predict and design the compounds that will achieve the most desirable characteristics, including potency, selectivity, bioavailability, and drug-like properties. A disruption in any of these capabilities may have significant adverse effects in our abilities to expand our Dynamo platform, and we cannot predict whether we will continue to have access to these capabilities in the future to support our Dynamo platform. In addition, there can be no assurance that we will be able to rapidly identify, design and synthesize the necessary compounds or that these or other problems related to the development of this novel mechanism will not arise in the future, which may cause significant delays or we raise problems we may not be able to resolve.

Regulatory approval of novel product candidates such as ours can be more expensive, riskier and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to our and regulatory agencies’ lack of experience with them. The novelty of our mechanism of action may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. The novel mechanism of action also means that fewer people are trained in or experienced with product candidates of this type, which may make it more difficult to find, hire and retain personnel for research, development and manufacturing positions. Because our inhibitors utilize a novel mechanism of action that has not been the subject of extensive study compared to more well-known product candidates, there is also an increased risk that we may discover previously unknown or unanticipated adverse effects during our preclinical studies and clinical trials. Any such events could adversely impact our business prospects, financial condition and results of operations.

We may in the future conduct clinical trials for our product candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials.

We may in the future choose to conduct additional clinical trials outside the United States, including in Australia, Europe, Asia or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

The incidence and prevalence for target patient populations of our product candidates have not been established with precision. If the market opportunities for our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

We are currently evaluating the safety and tolerability of RLY-1971 in a Phase 1 dose escalation study in patients with advanced or metastatic solid tumors. We estimate that, across all solid tumors, there are approximately 68,000 late-line patients annually in the U.S. who might benefit from a SHP2 targeted inhibitor as a monotherapy. Additionally, we estimate there are more than 56,000 late-line patients annually in the U.S. with advanced lung cancer who might benefit from a combination of RLY-1971 with another targeted inhibitor. This results in approximately 125,000 late-line cancer patients annually in the U.S. that could benefit from RLY-1971. In the future, if RLY-1971 advances to earlier lines of treatment, it could potentially address approximately 290,000 patients annually in the U.S. We have initiated a Phase 1 clinical trial for RLY-4008, our inhibitor of FGFR2 in patients with advanced solid tumors having oncogenic FGFR2 alterations in the third quarter of 2020. We believe FGFR2-mediated cancers affect approximately 8,000 late-line patients annually in the U.S., of which fusions represent approximately 2,700, amplifications 1,600, and mutations 3,800. In the future, if RLY-4008 advances to earlier lines of treatment, it could potentially address approximately 20,000 patients annually in the U.S. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with RLY-1971, RLY-4008 or our product candidates, are based on estimates.

The total addressable market opportunity will ultimately depend upon, among other things, the diagnosis criteria included in the final label, if our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with cancers and solid tumors may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, which may prove to be the wrong choice and may adversely affect our business.

Although we intend to explore other therapeutic opportunities, in addition to the product candidates that we are currently developing, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional potential product candidates, our business could be materially harmed.

Research programs to pursue the development of our existing and planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. For example, pursuant to our Amended and Restated Collaboration and License Agreement with D. E. Shaw Research, LLC, or the DESRES Agreement, we collaborate with D. E. Shaw Research, LLC, or D. E. Shaw Research, to develop various protein models and make predictions as to how molecules might move, with subsequent validation efforts in our and our CROs’ labs. There can be no assurance that we will find potential additional targets using this approach, that any such targets will be tractable, or that such clinical validations will be successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential indications and/or product candidates;

•	potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective products; or

•

it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio.

Because we have limited financial and human resources, we intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, which could materially adversely affect our future growth and prospects. We may focus our efforts and resources on potential product candidates or other potential programs that ultimately prove to be unsuccessful.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. Currently, all of our product candidates are in development, and we have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. It is possible that our product candidates, including any product candidates we may seek to develop in the future, will never obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. In addition, regulatory authorities may find fault with our manufacturing process or facilities or that of third-party contract manufacturers. We may also face greater than expected difficulty in manufacturing our product candidates.

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and often takes many years. If the FDA or a comparable foreign regulatory authority requires that we perform additional preclinical or clinical trials, approval, if obtained at all, may be delayed. The length of such a delay varies substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA, 510(k), premarket approval application, or PMA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may not be able to enroll a sufficient number of patients in our clinical studies;

•

we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication or a related companion diagnostic is suitable to identify appropriate patient populations;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•

the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change such that our clinical data are insufficient for approval.

Even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, thereby narrowing the commercial potential of the product candidate. In addition, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our or related parties’ cyber security.

Given our limited operating history, we are still in the process of implementing our internal security measures. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidate or any future product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidate or any future product candidates could be hindered or delayed. In addition, in response to the ongoing COVID-19 pandemic, a majority of our workforce is currently working remotely. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the current COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. See “—A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.” A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our current operations are located in Massachusetts; and we or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are located in Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, including any potential effects from the current global spread of COVID-19, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters or pandemics such as the COVID-19 outbreak could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. For example, we have instituted a temporary work from home policy for non-essential office personnel and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Recently, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19 has spread to most countries across the world, including all 50 states within the U.S., including specifically Cambridge, Massachusetts where our primary office and laboratory space is located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the U.S., including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, as a result of medical complications associated with SDC and mCPRC, the patient populations that our lead core and other core product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which could be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for our product candidates in geographies which are currently being affected by the coronavirus. Some factors from the coronavirus outbreak that will delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

•

the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;

•

limitations on travel that could interrupt key trial and business activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

•	the potential negative affect on the operations of our third-party manufacturers;

•

interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and conditioning drugs and other supplies used in our prospective clinical trials; and

•

business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the Securities and Exchange Commission, or the SEC, or FDA.

These and other factors arising from the coronavirus could worsen in countries that are already afflicted with the coronavirus or could continue to spread to additional countries. Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operation and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates.

Risks Related to Our Reliance on Third Parties

Under the DESRES Agreement, we collaborate with D. E. Shaw Research to rapidly develop various protein models, a process that depends on D. E. Shaw Research’s use of their proprietary supercomputer, Anton 2. A termination of the DESRES Agreement could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Under the DESRES Agreement, we collaborate with D. E. Shaw Research to develop various protein models to make predictions as to how molecules might move in connection with identifying potential new biological targets and prospective drug compounds. There can be no assurance these protein models, or the technology used by D. E. Shaw Research to develop them (including the Anton 2 supercomputer), will provide reliable data or target information, or that the findings from these activities and our subsequent validation efforts will translate into the ability to develop therapeutically effective compounds. Our collaboration with D. E. Shaw Research is our key computational collaboration, and there can be no assurance that this collaboration will continue past the current term of the DESRES Agreement, on favorable terms or at all, or that at any time while the collaboration is in effect D. E. Shaw Research will provide a level of service that benefits our programs in a meaningfully positive manner. While we also have other computational collaborations, mostly focused on developing machine learning models, such collaborations do not provide a substitute for the technology made available through our collaboration with D. E. Shaw Research. The termination of the DESRES Agreement or any reduction in our collaboration with D. E. Shaw Research would require us to rely more heavily on these other collaborations and our own internal resources, and may delay or impair our development efforts.

Furthermore, while the termination of the DESRES Agreement would not directly impact the development of our lead product candidates, we cannot predict the effects such termination could have on our preclinical studies and development efforts and our ability to discover and develop additional product candidates. In particular, the technologies accessed through D. E. Shaw Research, including the Anton 2 supercomputer, are important aspects of our Dynamo platform, and we do not currently have access to another source of computational power comparable to that provided by the Anton 2 supercomputer. Currently, not only is our collaboration with D. E. Shaw Research for a limited time period, but it is also limited in the current collaboration year to collaboration across a total of eleven target proteins (with such number subject to increases or decreases from year to year, with any increase in such number of targets in each collaboration year capped at four more than the highest number of such targets in the previous year, and with the number of targets capped at twenty, subject to some limitations), which could restrict our ability to broaden our platform across a larger number of targets and programs.

Under the DESRES Agreement, D. E. Shaw Research controls the rights to its technology, we control the rights to certain compounds, and we jointly own with D. E. Shaw Research any other work product created by D. E. Shaw Research and us. Any work product we jointly own with D. E. Shaw Research and any other information that we or D. E. Shaw Research share is subject to a non-exclusive cross-license between us and D. E. Shaw Research, subject to certain exceptions. In some instances, D. E. Shaw Research is required to assign to us some of the work product created by D. E. Shaw Research. Disputes may arise between us and D. E. Shaw Research, as well as any future potential collaborators, regarding intellectual property subject to the DESRES Agreement. If disputes over intellectual property that we co-own or we own individually prevent or impair our ability to maintain our current collaboration arrangements on acceptable terms, or undermine our ability to successfully control the intellectual property necessary to protect our product candidates, we may be unable to successfully develop and commercialize the affected product candidates. Uncertainties or disagreements around our rights under any such intellectual property may undermine our ability to partner our programs with third parties.

In addition, the DESRES Agreement is complex and certain provisions may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could be adverse to us, for example by narrowing what we believe to be the scope of our rights to certain intellectual property, or increasing what we believe to be our financial or other obligations under the DESRES Agreement, and any such outcome could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we co-own, as we are for intellectual property that we own, which are described below. If we or D. E. Shaw Research fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

Moreover, we are subject to certain payment obligations under the DESRES Agreement, including payments to D. E. Shaw Research in connection with certain transactions. These payment obligations may decrease the value to us of certain transactional opportunities or otherwise burden our ability to enter into such transactions.

We rely on third parties to conduct our Phase 1 clinical trials of RLY-1971 and RLY-4008 and expect to rely on third parties to conduct future clinical trials, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We rely and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates, including our Phase 1 clinical trials of RLY-1971 and RLY-4008. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

Such arrangements will likely provide us certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our product candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

We rely and expect to continue to rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We, our principal investigators and our CROs are required to comply with regulations, including Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under current Good Manufacturing Practice, or cGMP, regulations. Our failure or the failure of our principal investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we designed our Phase 1 clinical trials of RLY-1971 and RLY-4008 and intend to design the future clinical trials for our product candidates, we expect that CROs will conduct all of our clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;

•	fail to comply with contractual obligations;

•	experience regulatory compliance issues;

•	undergo changes in priorities or become financially distressed; or

•	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the principal investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates, or our development program materially and irreversibly harmed. If we are unable to rely on clinical data collected by our principal investigators or CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party principal investigators or CROs terminate, we may not be able to enter into arrangements with alternative CROs. If principal investigators or CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such principal investigators or CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We contract with third parties for the manufacture of our product candidates for preclinical development, clinical testing, and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities or personnel. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical development and clinical testing, as well as for the commercial manufacture of our products if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA pursuant to pre-approval inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to pass regulatory inspections and/or maintain regulatory compliance for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our product candidates.

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Our product candidates and any products that we may develop may compete with other product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

The third parties upon whom we rely for the supply of the active pharmaceutical ingredient used in our product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The active pharmaceutical ingredients, or API, used in our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We do not currently have arrangements in place for a redundant or second-source supply of any such API in the event any of our current suppliers of such API cease their operations for any reason. We are also unable to predict how changing global economic conditions or potential global health concerns such as the COVID-19 pandemic will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such API prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

Establishing additional or replacement suppliers for the API used in our product candidates, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory inspection or approval, which could result in further delay. While we seek to maintain adequate inventory of the API used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

We may seek to establish additional collaborations, and, if we are not able to establish them on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

We may also be restricted under collaboration agreements from entering into future agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

In addition, any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

Risks Related to Our Intellectual Property

If we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

Our commercial success will depend in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates, and our core technologies, including our novel target discovery technology and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We co-own with D. E. Shaw Research pending United States, PCT, Argentine, and Taiwanese patent applications, which relate to RLY-1971 composition of matter and methods of treatment. We solely own a pending provisional patent application which relates to RLY-1971 solid forms and methods of manufacture. We co-own with D. E. Shaw Research pending unpublished PCT, Argentine, and Taiwanese applications which relate to RLY-4008 composition of matter and methods of treatment. We co-own with D. E. Shaw Research pending provisional patent applications which relate to the composition of matter of and methods of treatment using our PI3K lead series.

Most of the research and development for our programs has been performed under the DESRES Agreement. Under the DESRES Agreement, D. E. Shaw Research controls the rights to its technology (including its supercomputer and software, each of which are important aspects of our Dynamo platform), we control the rights to certain compounds, and we jointly own with D. E. Shaw Research any other work product created by D. E. Shaw Research and us. Subject to certain limits, we have the right to have the following work product assigned to us: the composition of matter, method of use, and method of manufacture of certain compounds directed to a Category 1 Target, as set forth in the DESRES Agreement. For more information regarding the DESRES Agreement, see “Business—Collaboration and License Agreement with D. E. Shaw Research, LLC.” We have not yet designated all of the compounds for which we will have this right of assignment, and thus, we do not yet know the scope of exclusivity we will enjoy under our patent rights for our product candidates.

After any work product is assigned to us, we will have the right to prepare, file, prosecute and maintain patents that cover such assigned work product. We also have the implicit right to defend patents that cover work product owned by us.

To date, much of the work product created under our agreement with D. E. Shaw Research has been created by D. E. Shaw Research and us, together, and is thus co-owned. We have the first right to prepare, file, prosecute, maintain and defend patents that cover work product created by D. E. Shaw Research and us, together. If we choose not to exercise those rights with respect to patents and patent applications that cover joint work product, D. E. Shaw Research will have the right to take over such activities. The party that is preparing, filing, prosecuting and maintaining a patent that covers joint work product also has the right to enforce such patent against infringers.

We do not currently own or in-license any issued patents relating to our platform, our SHP2 program, our FGFR2 program, or our PI3K program We own patent applications relating to our SHP2 program, and RLY-1971 specifically, and a patent application relating to our PI3K program. We also own patent applications that relate to our FGFR2 program, and RLY-4008 specifically. All of these patent applications are co-owned with D. E. Shaw Research.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our pending patent applications will issue, or that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect RLY-1971, RLY-4008 or our other product candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned patent portfolio and any patent portfolio we may license in the future may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates, including generic versions of such products.

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications, with respect to either the same methods or formulations or the same subject matter, in either case that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to most of the pending patent applications covering our product candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, have been significantly narrowed by the time they issue, if at all. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

Even if we acquire patent protection that we expect should enable us to maintain such competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the USPTO challenging the priority of an invention claimed within one of our patents, which submissions may also be made prior to a patent’s issuance, precluding the granting of any of our pending patent applications. We may become involved in opposition, derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others from whom we have obtained licenses to such rights.

Competitors may claim that they invented the inventions claimed in our issued patents or patent applications prior to us, or may file patent applications before we do. Competitors may also claim that we are infringing on their patents and that we therefore cannot practice our technology as claimed under our patents, if issued. Competitors may also contest our patents, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we generally require all of our employees, consultants and advisors and any other third parties who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. With respect to intellectual property arising in the course of our collaboration with D. E. Shaw Research, disagreements between us and D. E. Shaw Research may impact our exclusive control of intellectual property important for protecting our product candidates and proprietary position. A loss of exclusivity, in whole or in part, could allow others to compete with us and harm our business.

An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, without payment to us, or could limit the duration of the patent protection covering our technology and product candidates. Such challenges may also result in our inability to manufacture or commercialize our product candidates without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if they are unchallenged, our owned patent portfolio and any patent portfolio we may license in the future may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. For example, a third party may develop a competitive product that provides benefits similar to one or more of our product candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our product candidates, which would have a material adverse effect on our business.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

In addition to the protection afforded by patents, we rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. With respect to the building of our proprietary compound library, we consider trade secrets and know-how to be our primary intellectual property. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our consultants and employees. We may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements, however, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

Our trade secrets could otherwise become known or be independently discovered by our competitors. Competitors could purchase our product candidates and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If our trade secrets are not adequately protected so as to protect our market against competitors’ products, our competitive position could be adversely affected, as could our business.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our products or technologies are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to SHP2 inhibitors, FGFR2 inhibitors, and PI3K inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. Since these areas are competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates, or the practice of our technology. If a patent holder believes our product or product candidate infringes on its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our owned patent portfolio and any patent portfolio we may license in the future may thus have no deterrent effect.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product candidates and technology. We may choose to obtain a license, even in the absence of an action or finding of infringement. In either case, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby providing our competitors and other third parties access to the same technologies licensed to us. Without such a license, we could be forced, including by court order, to cease developing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed such third-party patent rights. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. If we lose a foreign patent lawsuit, alleging our infringement of a competitor’s patents, we could be prevented from marketing our products in one or more foreign countries, which would have a materially adverse effect on our business.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate such technologies or features would have a material adverse effect on our business, and may prevent us from successfully commercializing our product candidates. In addition, we may lose valuable intellectual property rights or personnel as a result of such claims. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product candidates, which would have an adverse effect on our business, results of operations and financial condition.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate or otherwise violate our patents and other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims. A court may disagree with our allegations, however, and may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the third-party technology in question. Further, such third parties could counterclaim that we infringe their intellectual property or that a patent we have asserted against them is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace. In addition, third parties may initiate legal proceedings against us to assert such challenges to our intellectual property rights. The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which could render any patents that may issue invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to our future patents, should they issue, but that could nevertheless be determined to render our patents invalid.

An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. If a defendant were to prevail on a legal assertion of invalidity or unenforceability of our patents covering one of our product candidates, we would lose at least part, and perhaps all, of the patent protection covering such product candidate. Competing products may also be sold in other countries in which our patent coverage might not exist or be as strong.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating or from successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

We may not be able to effectively enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, the patent laws of some foreign countries do not afford intellectual property protection to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in the major markets for our product candidates, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially. Although we believe that licenses to these patents are available from these third parties on commercially reasonable terms, if we were not able to obtain a license, or were not able to obtain a license on commercially reasonable terms, our business could be harmed, possibly materially.

If we fail to comply with our obligations in the agreements under which we collaborate with or license intellectual property rights from third parties, or otherwise experience disruptions to our business relationships with our collaborators or licensors, we could lose rights that are important to our business.

We expect our future license agreements will impose, various development, diligence, commercialization, and other obligations on us in order to maintain the licenses. In spite of our efforts, a future licensor might conclude that we have materially breached our obligations under such license agreements and seek to terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patent rights licensed thereunder fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under our collaborative development relationships;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.

The agreements under which we may license intellectual property or technology from third parties may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

These and similar issues may arise with respect to our collaboration agreements, such as our DESRES Agreement. Our collaboration with D. E. Shaw Research is our key computational collaboration, and there can be no assurance that this collaboration will continue past the current term of the DESRES Agreement, on favorable terms or at all, or that at any time while the collaboration is in effect D. E. Shaw Research will provide any particular level of services or that the parties will operate under the agreement without disputes. These disputes may involve ownership or control of intellectual property rights, exclusivity obligations, diligence and payment obligations, for example.

The DESRES Agreement imposes certain exclusivity obligations on us during the term of the agreement with respect to Category 2 targets, and certain exclusivity obligations on D. E. Shaw Research during and after the term of the agreement. While we have some degree of control over how we designate various targets under the DESRES Agreement, D. E. Shaw Research has some degree of control over such designations as well, and our exclusivity obligations limit or delay our ability to conduct research on selected targets with third parties.

Under the DESRES Agreement, D. E. Shaw Research controls the rights to its technology, we control the rights to certain compounds, and we jointly own with D. E. Shaw Research any other work product created by D. E. Shaw Research and us. Any work product we jointly own with D. E. Shaw Research and any other information that we or D. E. Shaw Research share is subject to a non-exclusive cross-license between us and D. E. Shaw Research, subject to certain exceptions. In some instances, D. E. Shaw Research is required to assign to us some of the work product created by D. E. Shaw Research. Disputes may arise between us and D. E. Shaw Research, as well as any future potential collaborators, regarding intellectual property subject to the DESRES Agreement. If disputes over intellectual property that we co-own or we own individually prevent or impair our ability to maintain our current collaboration arrangements on acceptable terms, or undermine our ability to successfully control the intellectual property necessary to protect our product candidates, we may be unable to successfully develop and commercialize the affected product candidates. Uncertainties or disagreements around our rights under any such intellectual property may undermine our ability to partner our programs with third parties.

In addition, the DESRES Agreement is complex and certain provisions may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could be adverse to us, for example by narrowing what we believe to be the scope of our rights to certain intellectual property, or increasing what we believe to be our financial or other obligations under the DESRES Agreement, and any such outcome could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first to file” system. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce rights in our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce any patents that we may obtain in the future.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we license or may own;

•	we or our licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or own now or in the future;

•	we or our licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

•	it is possible that our present or future pending patent applications (whether owned or licensed) will not lead to issued patents;

•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;

•

our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;

•	the patents of others may harm our business; and

•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Government Regulation

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to post-market study requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered following approval. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	clinical trial holds

•	fines, warning letters or other regulatory enforcement action;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about approved prescription drug products. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of regulated products for off-label uses and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In short, the foreign regulatory approval process involves all of the risks associated with FDA approval. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we may intend to charge for our products will also be subject to approval.

If we are unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.

In connection with the clinical development of our product candidates for certain indications, we may engage third parties to develop or obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our product candidates. Further, the FDA has indicated that if we continue RLY-4008 in a specific biomarker-defined population, a companion diagnostic device will be required to ensure its safe and effective use. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. The FDA and comparable foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

We intend to rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our therapeutic candidates.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the United States and require us to develop and implement costly compliance programs.

If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The Securities and Exchange Commission, or SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities

We may seek priority review designation for one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

We may seek orphan drug designation for certain of our product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

As part of our business strategy, we may seek orphan drug designation for certain of our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in Europe, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if another drug with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek orphan drug designation for our product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

Breakthrough therapy designation and fast track designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development, regulatory review or approval process, and each designation does not increase the likelihood that any of our product candidates will receive marketing approval in the United States.

We may seek a breakthrough therapy designation for some of our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may seek fast track designation for some of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Accelerated approval by the FDA, even if granted for our FGFR2 program or our PI3K program or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek accelerated approval of our FGFR2 program or our PI3K program and for future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

The FDA, the EMA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, and such changes can be difficult to predict.

The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Since then, the ACA risk adjustment program payment parameters have been updated annually.

Members of the U.S. Congress and the current administration have expressed intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the ACA. While Congress has not passed repeal legislation to date, the TCJA, repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The current administration and Centers for Medicare & Medicaid Services, or CMS, have both stated that the ruling will have no immediate effect, and on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Further, on January 20, 2017, an Executive Order was signed directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, an Executive Order was signed terminating the cost-sharing subsidies that reimburse insurers under the ACA. The current administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay to third-party payors more than $12 billion in ACA risk corridor payments that they argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Moreover, on January 22, 2018, a continuing resolution on appropriations for fiscal year 2018 was approved that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however on December 20, 2019, the Further Consolidated Appropriations Act (H.R. 1865) was signed into law, which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future. The Bipartisan Budget Act of 2018, also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the current administration’s budget for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low income patients. Additionally, the current administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of product candidates paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

Further, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its product candidates available to eligible patients as a result of the Right to Try Act.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our current or future product candidates or additional pricing pressures. In particular any policy changes through CMS as well as local state Medicaid programs could have a significant impact on our business in light of the higher proportion of SCD patients that utilize Medicare and Medicaid programs to pay for treatments.

Our revenue prospects could be affected by changes in healthcare spending and policy in the U.S. and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our current or future product candidates, if we obtain regulatory approval;

•	our ability to set a price that we believe is fair for our products;

•	our ability to obtain coverage and reimbursement approval for a product;

•	our ability to generate revenue and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal civil and criminal false claims and civil monetary penalties laws, including the federal False Claims Act, or FCA, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Affordable Care Act, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests of such physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Further, many state laws governing the privacy and security of health information in certain circumstances, differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Risks Relating to Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and experienced scientists and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business development expertise of Sanjiv K. Patel, our President and Chief Executive Officer, Don Bergstrom, our Executive Vice President, Head of Research and Development, Brian Adams, our General Counsel, Andy Porter, our Executive Vice President, Chief People Experience Officer, Tom Catinazzo, our Senior Vice President, Head of Finance and Ben Wolf, our Chief Medical Officer as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees, including temporary loss due to illness, could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

In particular, we have experienced a very competitive hiring environment in Cambridge, Massachusetts, where we are headquartered. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.

Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of June 30, 2020, we had 123 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new products in the biopharmaceutical and related industries is highly competitive. We compete in the segments of the pharmaceutical, biotechnology, and other related markets that address computationally focused structure-based drug design in cancer and genetic diseases. There are other companies focusing on structure-based drug design to develop therapies in the fields of cancer and other diseases. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future from segments of the pharmaceutical, biotechnology and other related markets that pursue precision medicines. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. We believe principal competitive factors to our business include, among other things, the accuracy of our computations and predictions, ability to integrate experimental and computational capabilities, ability to successfully transition research programs into clinical development, ability to raise capital, and the scalability of the platform, pipeline, and business.

Many of the companies that we compete against or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, we cannot predict whether our current competitive advantages, such as our ability to leverage our Dynamo platform and our relationship with D. E. Shaw Research, will remain in place in the future. If these or other barriers to entry do not remain in place, other companies may be able to more directly or effectively compete with us.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Risks Related to Our Common Stock

We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of our initial public offering (“IPO”); (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404;

•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•

providing only two years of audited financial statements in addition to any required unaudited interim financial statements and a correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens. In particular, we have provided only two years of audited financial statements and have not included all of the executive compensation information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early. Changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations. In addition, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as a “smaller reporting company” or an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

The trading price of our common stock is likely to be highly volatile. Securities class action or other litigation involving our company or members of our management team could also substantially harm our business, financial condition and results of operations.

Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	results of clinical trials of our product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

The market price of our common stock may be volatile. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Following the closing of our IPO, we had outstanding 89,875,742 shares of common stock, of which 66,264,622 shares were subject to restrictions on transfer under 180-day lock-up arrangements with the underwriters of our IPO. These restrictions are due to expire January 2021, resulting in the majority of these shares then being eligible for public sale if they are registered under the Securities Act of 1933, as amended (the “Securities Act”), or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

Our executive officers, directors, principal stockholders and their affiliates exercise significant control over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

The current holdings of our executive officers, directors, principal stockholders and their affiliates, including entities affiliated with SoftBank Vision Fund and Third Rock Ventures, will represent beneficial ownership, in the aggregate, of approximately 52.8% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

See the “Principal Stockholders” section in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 16, 2020 for more information regarding the ownership of our outstanding common stock by our executive officers, directors, principal stockholders and their affiliates.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside the Company’s control. As of December 31, 2019, we had federal net operating loss carryforwards of approximately $154.3 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to the Company.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into law, which significantly reformed the IRC. The TCJA, among other things, contains significant changes to corporate and individual taxation, some of which could adversely impact an investment in our common stock. You are urged to consult your tax adviser regarding the implications of the TCJA on an investment in our common stock.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the Securities and Exchange Commission and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Our fourth amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

•

a requirement that special meetings of the stockholders may be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office, and special meetings of stockholders may not be called by any other person or persons;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;

•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds (2/3) of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•

a requirement of approval of not less than a majority of all outstanding shares of our voting stock to amend any bylaws by stockholder action and not less than two-thirds (2/3) of all outstanding shares of our voting stock to amend specific provisions of our fourth amended and restated certificate of incorporation; and

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval, which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our fourth amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by the Combined Company’s stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders; (3) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law, our fourth amended and restated certificate of incorporation or our amended and restated bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the period between April 1, 2020 to June 30, 2020, we issued to employees, directors and consultants, options to purchase an aggregate of 223,881 shares of our common stock at a weighted-average exercise price of $12.67 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transaction by an issuer not involving a public offering. On July 17, 2020, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

Use of Proceeds

On July 15, 2020, the Registration Statement on Form S-1 (File No. 333-239412) for our initial public offering of our common stock was declared effective by the SEC. Shares of our common stock began trading on the NASDAQ Global Market on July 16, 2020.

The underwriters of our initial public offering were J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC, Cowen and Company, LLC and Guggenheim Securities, LLC. The offering commenced on June 15, 2020 and did not terminate until the sale of all of the shares offered.

We paid to the underwriters of our initial public offering an underwriting discount totaling approximately $32.2 million. In addition, we incurred expenses of approximately $3.0 million which, when added to the underwriting discount, amount to total expenses of approximately $35.2 million. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $424.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of IPO proceeds from that described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 16, 2020.

Issuer Repurchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of Relay Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-39385) filed on July 21, 2020).

3.2	Amended and Restated Bylaws of Relay Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-39385) filed on July 21, 2020).

4.1	Specimen stock certificate evidencing the shares of common stock (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A (File No. 333-239412) filed with the SEC on July 9, 2020)

10.1#	2020 Stock Option and Incentive Plan and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1/A (File No. 333-239412) filed with the SEC on July 9, 2020)

10.2#	2020 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1/A (File No. 333-239412) filed with the SEC on July 9, 2020)

10.3#	Senior Executive Cash Bonus Plan (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1/A (File No. 333-239412) filed with the SEC on July 9, 2020)

10.4#	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1/A (File No. 333-239412) filed with the SEC on July 9, 2020)

10.5#	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1/A (File No. 333-239412) filed with the SEC on July 9, 2020)

10.6#	Form of Amended and Restated Employment Agreement (Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1/A (File No. 333-239412) filed with the SEC on July 9, 2020)

10.7#	Amended and Restated Collaboration and License Agreement, dated June 15, 2020 (Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1/A (File No. 333-239412) filed with the SEC on July 9, 2020)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELAY THERAPEUTICS, INC.

Date: August 27, 2020	By:	/s/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 27, 2020	By:	/s/ THOMAS CATINAZZO
Thomas Catinazzo
Senior Vice President, Finance
(Principal Accounting Officer and Principal Financial Officer)