Form 10-Q
period 2020-09-30
Relay Therapeutics, Inc.
filed 2020-11-12
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2020, the registrant had 89,984,775 shares of common stock, $0.001 par value per share, outstanding.

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	1
	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019	2
	Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	25
PART II.	OTHER INFORMATION	26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	68
Item 5.	Other Information	68
Item 6.	Exhibits	69
Signatures		70

i

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

•

We have never successfully completed any clinical trials, and we may be unable to do so for any product candidates we develop. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

•	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

•

Positive results from early preclinical studies of our product candidates are not necessarily predictive of the results of later preclinical studies and any future clinical trials of our product candidates. If we cannot replicate the positive results from our earlier preclinical studies of our product candidates in our later preclinical studies and future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

•

Our current or future clinical trials may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

•

Although we intend to explore other therapeutic opportunities, in addition to the product candidates that we are currently developing, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional potential product candidates, our business could be materially harmed.

•

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

•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

•

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

•

Under our Amended and Restated Collaboration and License Agreement, or the DESRES Agreement, with D. E. Shaw Research, LLC, or D. E. Shaw Research, we collaborate with D. E. Shaw Research to rapidly develop various protein models, a process that depends on D. E. Shaw Research’s use of their proprietary supercomputer, Anton 2. A termination of the DESRES Agreement could have a material adverse effect on our business, financial condition, results of operations, and prospects.

•

We rely on third parties to conduct our ongoing clinical trials of RLY-1971 and RLY-4008 and expect to rely on third parties to conduct future clinical trials, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

•

We are a biopharmaceutical company with a limited operating history. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future. We have no products approved for commercial sale and have not generated any revenue from product sales.

•

We will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.

•

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.

•

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

•

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

•

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed above under “Summary of the Material Risks Associated with Our Business” and under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$559,282	$41,954
Investments	154,184	313,862
Prepaid expenses and other current assets	8,384	4,720

Total current assets	721,850	360,536
Property and equipment, net	6,579	8,094
Operating lease assets	22,374	23,560
Restricted cash	878	878

Total assets	$751,681	$393,068

Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,553	$6,991
Accrued expenses and other current liabilities	9,680	3,746
Operating lease liability	1,433	1,249

Total current liabilities	15,666	11,986
Operating lease liability, net of current portion	22,484	23,583
Restricted stock liability	6	156

Total liabilities	38,156	35,725
Commitments and contingencies (Note 9)
Convertible preferred stock (Series A, B and C), $0.001 par value; no shares authorized as of September 30, 2020 and 337,272,859 shares authorized as of December 31, 2019; no shares issued and outstanding as of September 30, 2020 and 212,642,857 shares issued and outstanding (aggregate liquidation preference of $519,825) as of December 31, 2019		537,781
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of September 30, 2020 and no shares authorized as of December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 150,000,000 and 260,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 89,977,603 and 4,716,634 shares issued at September 30, 2020 and December 31, 2019, respectively; 89,803,785 and 4,037,476 shares outstanding at September 30, 2020 and December 31, 2019, respectively	90	4
Additional paid-in capital	1,152,763	8,715
Accumulated other comprehensive income	176	325
Accumulated deficit	(439,504)	(189,482)

Total stockholders’ equity (deficit)	713,525	(180,438)

Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$751,681	$393,068

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development expenses	$24,376	$18,256	$67,739	$47,899
General and administrative expenses	12,231	3,652	23,045	10,316

Total operating expenses	36,607	21,908	90,784	58,215

Loss from operations	(36,607)	(21,908)	(90,784)	(58,215)
Other income (expense):
Interest income	534	2,236	3,104	6,881
Other expense	(5)	(1)	(8)	(58)

Total other income (expense), net	529	2,235	3,096	6,823

Net loss	$(36,078)	$(19,673)	$(87,688)	$(51,392)

Deemed dividend resulting from extinguishment upon modification of Series C preferred stock	(177,789)	—	(177,789)	—

Net loss attributable to common stockholders	$(213,867)	$(19,673)	$(265,477)	$(51,392)

Net loss attributable to common stockholders per share, basic and diluted	$(3.00)	$(5.53)	$(9.92)	$(15.46)

Weighted average shares of common stock, basic and diluted	71,248,846	3,556,303	26,766,687	3,323,456

Other comprehensive income:
Unrealized holding gain (loss)	(455)	(68)	(149)	407

Total other comprehensive income (loss)	(455)	(68)	(149)	407

Total comprehensive loss	$(36,533)	$(19,741)	$(87,837)	$(50,985)

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par value
Balances at December 31, 2019	212,642,857	$537,781	4,037,476	$4	$8,715	$325	$(189,482)	$(180,438)
Issuance of common stock upon exercise of stock options	—	—	85,845	—	351	—	—	351
Vesting of restricted common stock	—	—	210,516	—	98	—	—	98
Stock-based compensation expense	—	—	—	—	1,455	—	—	1,455
Unrealized gain on investments	—	—	—	—	—	1,069	—	1,069
Net loss	—	—	—	—	—	—	(24,886)	(24,886)

Balances at March 31, 2020	212,642,857	$537,781	4,333,837	$4	$10,619	$1,394	$(214,368)	$(202,351)

Issuance of common stock upon exercise of stock options	—	—	95,573	—	367	—	—	367
Vesting of restricted common stock	—	—	163,321	1	46	—	—	47
Stock-based compensation expense	—	—	—	—	4,032	—	—	4,032
Unrealized loss on investments	—	—	—	—	—	(763)	—	(763)
Net loss	—	—	—	—	—	—	(26,724)	(26,724)

Balances at June 30, 2020	212,642,857	$537,781	4,592,731	$5	$15,064	$631	$(241,092)	$(225,392)

Extinguishment upon modification of Series C preferred stock	—	177,789	—	—	(15,455)	—	(162,334)	(177,789)
Conversion of convertible preferred stock into common stock upon initial public offering	(212,642,857)	(715,570)	61,992,534	62	715,508	—	—	715,570
Issuance of common stock in public offering, net of discounts and issuance costs of $34,707	—	—	23,000,000	23	425,270	—	—	425,293

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par value
Issuance of common stock upon exercise of stock options	—	—	101,861	—	442	—	—	442
Vesting of restricted common stock	—	—	116,659	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	11,929	—	—	11,929
Unrealized loss on investments	—	—	—	—	—	(455)	—	(455)
Net loss	—	—	—	—	—	—	(36,078)	(36,078)

Balances at September 30, 2020	—	$—	89,803,785	$90	$1,152,763	$176	$(439,504)	$713,525

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par value
Balances at December 31, 2018	210,863,764	$532,120	2,998,017	$3	$3,247	$—	$(114,177)	$(110,927)
Issuance of Series C preferred stock, net of issuance costs	1,779,093	5,686
Issuance of common stock upon exercise of stock options	—	—	7,040	—	29	—	—	29
Vesting of restricted common stock	—	—	216,777	—	101	—	—	101
Stock-based compensation expense	—	—	—	—	820	—	—	820
Net loss	—	—	—	—	—	—	(14,182)	(14,182)

Balances at March 31, 2019	212,642,857	$537,806	3,221,834	$3	$4,197	$—	$(128,359)	$(124,159)

Series C preferred stock issuance costs	—	(21)	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	16,897	—	23	—	—	23
Vesting of restricted common stock	—	—	216,777	—	100	—	—	100
Stock-based compensation expense	—	—	—	—	1,082	—	—	1,082
Unrealized gain on investments	—	—	—	—	—	475	—	475
Net loss	—	—	—	—	—	—	(17,537)	(17,537)

Balances at June 30, 2019	212,642,857	$537,785	3,455,508	$3	$5,402	$475	$(145,896)	$(140,016)

Series C preferred stock issuance costs	—	(4)	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	31,581		120	—	—	120
Vesting of restricted common stock	—	—	214,821	1	97	—	—	98
Stock-based compensation expense	—	—	—	—	1,248	—	—	1,248
Unrealized loss on investments	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	(19,673)	(19,673)

Balances at September 30, 2019	212,642,857	$537,781	3,701,910	$4	$6,867	$407	$(165,569)	$(158,291)

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(87,688)	$(51,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,416	3,150
Depreciation expense	2,637	1,992
Net amortization of premiums and discounts on investments	(430)	(1,860)
Loss on sale of equipment	—	56
Changes in assets and liabilities:
Prepaid expenses and other current assets	(3,664)	(1,102)
Lease assets and liabilities, net	271	1,136
Accounts payable	(1,693)	653
Accrued expenses and other liabilities	5,934	3,995

Net cash used in operating activities	(67,217)	(43,372)
Cash flows from investing activities:
Purchases of property and equipment	(1,867)	(7,404)
Proceeds from sale of equipment	—	20
Purchases of investments	(140,097)	(464,537)
Proceeds from maturities of investments	300,056	117,000

Net cash provided by (used in) investing activities	158,092	(354,921)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	5,661
Proceeds from issuance of common stock upon exercise of stock options	1,160	172
Proceeds from issuance of common stock upon initial public offering	427,800	—
Offering costs paid	(2,507)	—

Net cash provided by financing activities	426,453	5,833

Net increase (decrease) in cash, cash equivalents and restricted cash	517,328	(392,460)
Cash, cash equivalents and restricted cash at beginning of period	42,832	422,383

Cash, cash equivalents and restricted cash at end of period	$560,160	$29,923

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$—	$24

Reclassification of restricted stock liability to additional paid-in capital	$150	$299

Extinguishment upon modification of series C preferred stock	$(177,789)	$—

Conversion of preferred stock into common stock upon initial public offering	$715,508	$—

Reconciliation of Cash, Cash Equivalents and Restricted Cash from Balance Sheets to Statement of Cash Flows

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$559,282	$29,045
Restricted cash	878	878

Total cash, cash equivalents and restricted cash as shown on consolidated statements of cash flows	$560,160	$29,923

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the “Company”) was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage precision medicines company transforming the drug discovery process with an initial focus on enhancing small molecule therapeutic discovery in targeted oncology. The Company is built upon unparalleled insights into protein motion and how this dynamic behavior relates to protein function. The Company’s Dynamo platform integrates an array of leading edge experimental and computational approaches, which allows the Company to apply the understanding of protein structure and motion to drug discovery. The Company is advancing its lead product candidates, RLY-4008 and RLY-1971, and a development candidate selection for a PI3Kα selective mutant program, known as the RLY-PI3K1047 program, for the treatment of patients with advanced solid tumors. The Company initiated a Phase 1 clinical trial for RLY-1971 in patients with advanced solid tumors in the first quarter of 2020 and a first-in-human clinical trial of RLY-4008 enriched for patients with advanced solid tumors having oncogenic FGFR2 alterations in September 2020.

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

The Company has incurred net operating losses since inception and had an accumulated deficit of $439,504 as of September 30, 2020. The Company expects that its existing cash, cash equivalents and investments as of September 30, 2020 will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

Initial Public Offering

On July 20, 2020, the Company closed its initial public offering (“IPO”) and issued 23,000,000 shares of its common stock at a price of $20.00 per share for net proceeds of $425,293, after deducting underwriting discounts and commissions of $32,200 and expenses of $2,507. In connection with the IPO, all shares of Series A, Series B and Series C convertible preferred stock converted into 61,992,534 shares of common stock.

Reverse Stock Split

On July 8, 2020, the Company’s stockholders approved a decrease in the number of authorized shares of common stock from 260,000,000 to 150,000,000. The Company also effected a one-for-3.55092 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the preferred stock conversion ratios.

2. Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. The Company’s consolidated financial statements include the accounts of Relay Therapeutics, Inc. and its wholly-owned subsidiary, Relay Therapeutics Securities Corporation. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of September 30, 2020, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, the consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019, and the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The unaudited consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2020 and the consolidated results of its operations and cash flows for the three and nine months ended September 30, 2020 and 2019. The consolidated financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are unaudited. The consolidated results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and it establishes additional disclosure requirements related to credit risks. For available-for-sale debt securities with expected credit losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This guidance was originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption was permitted. In November 2019, the FASB subsequently issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, whereby the effective date of this standard for smaller reporting companies was deferred to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is still permitted.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This standard amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and amends the related earnings per share (“EPS”) guidance. The ASU will be effective for smaller reporting companies for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is assessing the impact of ASU 2020-06 on the condensed consolidated financial statements and does not expect it to have a material impact.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends certain aspects of the existing guidance to improve consistent application. The new standard will be effective for public business entities for fiscal years beginning after December 15, 2020. The Company is currently evaluating the potential impact ASU 2019-12 may have on its financial position and results of operations upon adoption.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected to use the extended transition period related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different effective dates for public and nonpublic companies, the Company can adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company.

3. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2020:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$558,782	$—	$—	$558,782
Investments:
US treasury bills	—	57,172	—	57,172
US agency securities	—	97,012	—	97,012

Total investments	—	154,184	—	154,184

Total	$558,782	$154,184	$—	$712,966

	Fair Value Measurements as of December 31, 2019:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$41,658	$—	$—	$41,658
Investments:
US treasury bills	—	232,604	—	232,604
US agency securities	—	81,258	—	81,258

Total investments	—	313,862	—	313,862

Total	$41,658	$313,862	$—	$355,520

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

4. Investments

The fair value of available-for-sale investments by type of security was as follows:

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S treasury bills	$57,009	$163	$—	$57,172
U.S agency securities	96,999	13	—	97,012

Total investments	$154,008	$176	$—	$154,184

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S treasury bills	$232,336	$268	$—	$232,604
U.S agency securities	81,201	57	—	81,258

Total investments	$313,537	$325	$—	$313,862

All available-for-sale securities have contractual maturities of less than one year.

5. Convertible Preferred Stock

The Company issued Series A, Series B and Series C convertible preferred stock (collectively, “Convertible Preferred Stock”). Upon issuance of each class of Convertible Preferred Stock, the Company assessed the embedded conversion and liquidity features of the shares and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed on the issuance date of each class of Convertible Preferred Stock. The Company’s Convertible Preferred Stock was classified outside of stockholders’ equity (deficit) on the consolidated balance sheet prior to the Company’s IPO because the holders of such shares had liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company and would require the redemption of the then-outstanding Convertible Preferred Stock. The Convertible Preferred Stock was not redeemable, except in the event of a deemed liquidation. Because the occurrence of a deemed liquidation event was not currently probable, the carrying values of the Convertible Preferred Stock were not accreted to their redemption values. The rights and preferences for Convertible Preferred Stock are detailed in audited financial statements included in the Company’s final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 16, 2020.

On July 8, 2020, the Company’s board of directors and its Series C preferred stockholders approved a reduction in the conversion price of the Series C preferred stock from $3.21 to $3.027603 and the Series C preferred stockholders relinquished their protective right with respect to the approval of an automatic conversion of preferred stock in a firm commitment underwritten public offering if the per share price is less than $22.80. As a result of the change in the conversion price, the outstanding shares of Series C preferred stock were convertible into 37,206,604 shares of common stock. The changes to the conversion feature are considered to be a significant change to the substantive contractual terms of the Series C preferred stock, and, therefore, the Company accounted for the changes as an extinguishment and reissuance of the Series C preferred stock, which requires the difference between the fair value of the modified Series C preferred stock and its carrying amount to be treated in a manner similar to the treatment of dividends paid on preferred stock.

Upon the closing of the Company’s IPO in July 2020, all outstanding Convertible Preferred Stock automatically converted into 61,992,534 shares of common stock. No Convertible Preferred Stock was outstanding as of September 30, 2020.

6. Common Stock

The Company has issued restricted shares of common stock to its founders and non-employees. In addition, the Company has issued restricted shares of common stock upon the early exercise of stock options under the Company’s 2016 Stock Option and Grant Plan (the “2016 Stock Plan”). The restrictions on the common shares generally lapse over four years. The Company has included the proceeds from the sale of the restricted shares of common stock as a restricted stock liability in the accompanying consolidated balance sheets. Amounts are reclassified to additional paid-in capital as the restrictions lapse. The Company has the right to repurchase any unvested shares of restricted common stock at the original cost in the event of termination.

The following table summarizes the restricted stock activity for the nine months ended September 30, 2020:

	Shares	Weighted- Average Purchase Price
Unvested at December 31, 2019	679,158	$0.21
Vested	(490,496)	0.30
Cancelled	(14,844)	0.03

Unvested at September 30, 2020	173,818	$0.04

Employee Stock Purchase Plan

On July 8, 2020, the Company’s shareholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the date immediately prior to the effectiveness of Company’s registration statement on Form S-1 for its IPO. The ESPP provides for the issuance of up to 1,092,532 of share-based awards. As of September 30, 2020, no shares have been issued under the ESPP.

7. Share-Based Payments

In 2016, the Company adopted the 2016 Stock Plan. On July 8, 2020, the Company’s shareholders approved the 2020 Stock Option and Incentive Plan (the “2020 Stock Plan”), which became effective on the date immediately prior to the effectiveness of the Company’s registration statement on Form S-1 for its IPO. The 2020 Stock Plan provides for the issuance of up to 8,376,080 of share-based awards. All of the Company’s employees, officers, directors and consultants are eligible to be granted options, restricted stock units (“RSUs”) and other stock-based awards under the terms of the 2020 Stock Plan. There were 8,275,722 share-based awards available for grant at September 30, 2020.

Subsequent to July 20, 2020, no further awards will be made under the 2016 Stock Plan and all future equity-based awards will be granted under the 2020 Stock Plan. To the extent outstanding options granted under the 2016 Plan are cancelled, forfeited or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the 2016 Plan, the number of shares underlying such awards will be available for future grant under the 2020 Stock Plan.

The following table summarizes the stock option activity under the 2016 Stock Plan and the 2020 Stock Plan for the nine months ended September 30, 2020:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,306,176	$4.62	8.99	$3,214
Granted	2,649,713	7.67
Exercised	(283,275)	4.09
Cancelled	(210,835)	4.91

Outstanding at September 30, 2020	7,461,779	$5.71	8.71	$275,178

Vested at September 30, 2020	1,696,242	$4.42	8.06	$64,744

In the first quarter of 2020, the Company’s board of directors approved the issuance of options with performance-based vesting conditions to purchase 1,960,547 shares of common stock. The commencement of vesting is based on the achievement of certain scientific and operational milestones during a two-year period, for which the achievement is discretionary and subject to the approval of the Company’s board of directors. Accordingly, the Company is applying variable accounting for these awards until the board of directors approves the commencement of vesting of the options. The service inception date precedes the grant date for these awards as the awards have been authorized, the recipients are providing service prior to the grant date, and there are performance conditions that, if not met by the accounting grant date, would result in the forfeiture of the award. Therefore, the stock-based compensation expense to be recognized for the options is based on the fair value of the awards on the accounting grant date. The Company’s board of directors, in its discretion, determined that a portion of the performance conditions had been achieved during the second quarter of 2020. The Company has made a probability assessment of the likelihood for achievement of the remaining conditions as of September 30, 2020. The Company recognized stock-based compensation expense associated with the options for which the board of directors approved the commencement of vesting and for awards where achievement of the performance conditions is considered probable in the amount of $10,324 and $12,947 in the statement of operations for the three and nine month periods ended September 30, 2020, respectively.

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$5,367	$734	$8,205	$1,935
General and administrative expenses	6,562	514	9,211	1,215

	$11,929	$1,248	$17,416	$3,150

As of September 30, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $55,762, which is expected to be recognized over a weighted average period of 2.64 years.

8. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(36,078)	$(19,673)	$(87,688)	$(51,392)

Deemed dividend resulting from extinguishment upon modification of series C preferred stock	$(177,789)	$—	$(177,789)	$—
Net loss attributable to common shareholders	$(213,867)	$(19,673)	$(265,477)	$(51,392)

Net loss per share attributable to common shareholders, basic and diluted	$(3.00)	$(5.53)	$(9.92)	$(15.46)

Weighted average shares of common stock, basic and diluted	71,248,846	3,556,303	26,766,687	3,323,456

As discussed in Note 5, on July 8, 2020, the Company’s board of directors and its Series C preferred stockholders approved an amendment to the conversion preferences and rights of the Series C preferred stock which, among other changes, resulted in a reduction in the conversion price of the Series C preferred stock from $3.21 to $3.027603. The changes to the conversion feature are considered to be a significant change to the substantive contractual terms of the Series C preferred stock, and, therefore, the Company accounted for the changes as an extinguishment and reissuance of the Series C preferred stock. In accordance with SEC staff guidance codified in ASC 260-10-S99-2, when equity classified preferred shares are extinguished, the difference between (1) the fair value of the consideration transferred to the holders of the preferred shares and (2) the carrying amount of the preferred shares, net of issuance costs, is subtracted from (or added back to) net income to arrive at income available to common stockholders in the calculation of EPS. This difference between fair value of consideration transferred and carrying amount of the preferred shares, also referred to as a “deemed dividend”, has therefore been added back to net loss above to derive net loss attributable to common shareholders.

The Company’s potentially dilutive securities, which include Convertible Preferred Stock (prior to the IPO), options to purchase common stock and unvested restricted stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Convertible preferred stock	—	59,883,877	—	59,883,877
Options to purchase common stock	7,461,779	5,007,344	7,461,779	5,007,344
Unvested restricted stock	173,818	876,456	173,818	876,456

	7,635,597	65,767,677	7,635,597	65,767,677

9. Commitments and Contingencies

Intellectual Property License

The Company has a Collaboration and License Agreement with D. E. Shaw Research, LLC (“D. E. Shaw Research”). The agreement provides that the parties will jointly conduct research efforts with the goal of identifying and developing product candidates. The original term of the agreement was three years and required the Company to pay an annual fee of $1,000. On June 15, 2020, the Company and D. E. Shaw Research agreed to amend the Collaboration and License Agreement (the “Amended and Restated Collaboration and License Agreement”). The Amended and Restated Collaboration and License Agreement extended the term of the agreement to August 16, 2025 and increased the annual fee from $1,000 to $7,900. The Amended and Restated Collaboration and License Agreement automatically renews for successive one year periods unless either party provides at least one year notice of non-renewal, and the annual fee during each of the one year renewal terms is subject to the mutual agreement of the Company and D. E. Shaw Research.

The Company is obligated to pay potential development milestone payments under the terms of the agreement up to $7,300 per target, plus sales milestones and royalties, upon the achievement of certain specified contingent events. The Company assessed the milestone and royalty events at September 30, 2020 and December 31, 2019, respectively, and concluded no such payments were due. The Company recorded research and development expense of $1,845 and $250 under this agreement for the three months ended September 30, 2020 and 2019, respectively, and $3,069 and $750 for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the Company had an accrued expense balance to D. E. Shaw Research of approximately $2,941 and $372, respectively.

Other Research Arrangements

The Company has certain other research and license arrangements with third parties, which provide the Company with research services with the goal of identifying and developing product candidates. The Company is obligated to pay development milestone payments for up to four targets, each in the range of $4,000 to $7,000, upon the achievement of certain specified contingent events. The Company assessed the milestones at September 30, 2020 and December 31, 2019, respectively, and concluded no such milestone payments were due. The Company incurred approximately $235 and $245 of research and development expense under these agreements for the three months ended September 30, 2020 and 2019, respectively, and $1,665 and $871 for the nine months ended September 30, 2020 and 2019, respectively.

Other Commitments

In September 2020, the Company entered into an amendment to its existing facility lease agreement dated January 2018 to expand the leased area by approximately 1,824 square feet of office space at 399 Binney Street, Cambridge, Massachusetts. The amendment is effective as of October 2020 and expires in April 2029, subject to certain renewal options. As the Company did not control the space as of September 30, 2020, no right of use asset or lease liability was recorded as of the balance sheet date. In connection with the lease amendment, the Company has committed to making $1.3 million in rental payments for the expansion space over the lease term.

10. Related Party Transactions

From inception to December 31, 2019, the Company received consulting and management services from Third Rock Ventures LLP (“TRV”), an entity affiliated with certain of the Company’s investors. There were no amounts incurred for these services in the three and nine months ended September 30, 2020 and no amount was due for these services as of September 30, 2020. The Company incurred approximately $121 for these services during the three months ended September 30, 2019 and $171 for the nine months ended September 30, 2019. At December 31, 2019, $80 was due to TRV for these services.

11. Subsequent Events

In preparing the consolidated interim financial statements as of September 30, 2020 and for the three and nine month periods then ended (unaudited), the Company evaluated subsequent events for recognition and measurement purposes through the filing date of this Quarterly Report on Form 10-Q. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are advancing our lead product candidates, RLY-1971 and RLY-4008, and a development candidate selection for a PI3Kα selective mutant program, or the RLY-PI3K1047 program, for the treatment of patients with advanced solid tumors. We initiated a Phase 1 clinical trial of RLY-1971, our inhibitor of Src homology region 2 domain-containing phosphatase-2, or SHP2, in patients with advanced solid tumors in the first quarter of 2020. We initiated a first-in-human clinical trial for RLY-4008, our inhibitor of fibroblast growth factor receptor 2, or FGFR2, enriched for patients with advanced solid tumors having oncogenic FGFR2 alterations in September 2020. We anticipate the RLY-PI3K1047 program to be in Investigational New Drug, or IND, enabling studies in 2021. While our initial focus is on precision oncology, we believe our Dynamo platform may also be broadly applied to other areas of precision medicine, such as genetic disease. Across both precision oncology and genetic disease, we have five additional discovery stage programs. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of our therapies.

We were incorporated in May 2015. We have devoted substantially all of our resources to developing our lead product candidates, developing our innovative experimental and computational approaches on protein motion, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

On July 20, 2020, we closed our initial public offering, or IPO, and issued 23,000,000 shares of our common stock at a price of $20.00 per share for net proceeds of $425.3 million, after deducting underwriting discounts and commissions of $32.2 million and expenses of $2.5 million. In connection with the IPO, all shares of Series A, Series B and Series C convertible preferred stock converted into 61,992,534 shares of common stock. Prior to our IPO, we had received gross proceeds of approximately $520.0 million from sales of our preferred stock and our issuance of convertible debt.

Since it was reported to have surfaced in December 2019, COVID-19 has spread across the world and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements and stay-at-home orders and have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. As a result, the current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets.

While we are currently continuing the clinical trials we have underway, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials. To date, we have been able to continue to enroll our patients in the first-in-human clinical trials for RLY-1971 and RLY-4008, and we currently do not anticipate any interruptions of clinical enrollment. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $87.7 million and $51.4 million for the nine month periods ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $439.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate increasing operating losses for at least the next several years.

We believe our cash, cash equivalents and investments of $713.5 million as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Components of our Results of Operations

Operating Expenses

Our operating expenses since inception have consisted solely of research and development costs and general and administrative costs.

Research and Development Expenses. Research and development expenses include:

•	salaries, benefits and other employee related costs, including stock-based compensation expense, for personnel engaged in research and development functions;

•	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;

•	expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations, and other vendors that conduct our clinical trials and preclinical activities;

•	costs of acquiring, developing, and manufacturing clinical trial materials and lab supplies;

•	costs related to compliance with regulatory requirements; and

•	facility costs, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies.

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

We began tracking external development costs by program on January 1, 2020 for programs that have entered clinical trials. We do not allocate internal costs, facilities costs, or other overhead costs to specific programs. The following summarizes our costs by program based on their status in development:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(in thousands)
External costs for programs in clinical trials	$2,101	$4,853
External costs for all programs in discovery and pre-clinical studies	8,610	29,317
External costs for platform research and other research and development activities	2,779	8,612
Employee related expenses	10,886	24,957

Total research and development expenses	$24,376	$67,739

Our most advanced development programs, RLY-1971 and RLY-4008, are enrolling patients in first-in-human clinical trials. Programs in discovery and pre-clinical stages include our RLY-P13K1047 program as well as other earlier stage programs. Costs incurred for these programs include costs incurred to support our discovery research and translational science efforts up to the initiation of first-in-human clinical development. Platform research and other research and development activities include costs that are not specifically allocated to active product candidates, including facilities costs, depreciation expense, and other costs. Employee related expenses includes salary, wages, stock-based compensation, and other costs related to our personnel, which are not allocated to specific programs or activities.

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

•	uncertainties in clinical trial design and patient enrollment or drop out or discontinuation rates;

•	establishing an appropriate safety and efficacy profile with IND-enabling studies;

•	the initiation and completion of future clinical trial results;

•	the timing, receipt and terms of any approvals from applicable regulatory authorities including the U.S. Food and Drug Administration, or FDA, and non-U.S. regulators;

•	significant and changing government regulation and regulatory guidance;

•	potential additional studies requested by regulatory agencies;

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative personnel headcount to support personnel in research and development and to support our operations generally as we increase our research and development activities and activities related to the potential commercialization of our product candidates. We also expect to incur increased expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs, and investor and public relations costs.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change
	2020	2019
	(in thousands)
Operating expenses:
Research and development	$24,376	$18,256	$6,120
General and administrative	12,231	3,652	8,579

Total operating expenses	36,607	21,908	14,699

Loss from operations	(36,607)	(21,908)	(14,699)
Other income, net	529	2,235	(1,706)

Net loss	$(36,078)	$(19,673)	$(16,405)

Research and Development Expenses

	Three Months Ended September 30,		Change
	2020	2019
	(in thousands)
Employee related expenses	$10,887	$5,144	$5,743
Outside and consulting services	7,642	9,229	(1,587)
Clinical trial expenses	2,101	8	2,093
Depreciation	750	629	121
Laboratory supplies and other costs	1,606	1,856	(250)
Facilities and other allocated expenses	1,390	1,390	—

Total research and development expenses	$24,376	$18,256	$6,120

Research and development expenses were $24.4 million for the three months ended September 30, 2020, compared to $18.3 million for the three months ended September 30, 2019. The increase of $6.1 million was primarily due to $5.7 million of additional employee related costs, including an increase in stock-based compensation of $4.6 million, and $2.1 million for clinical trial expenses associated with RLY-1971 and RLY-4008, which both commenced in 2020, offset in part by a decrease of $1.6 million in outside and consulting services for our pre-clinical candidates.

General and Administrative Expenses

General and administrative expenses were $12.2 million for the three months ended September 30, 2020, compared to $3.7 million for the three months ended September 30, 2019. The increase of $8.5 million was primarily due to $7.0 million of increased personnel costs, including increased stock-based compensation of $6.0 million, to support our infrastructure and $1.5 million of other general and administrative expenses primarily attributed to an increase in insurance expense.

Other Income, Net

Other income, net, decreased to $0.5 million for the three months ended September 30, 2020 from $2.2 million for the three months ended September 30, 2019 primarily as a result of lower interest rates.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Change
	2020	2019
	(in thousands)
Operating expenses:
Research and development	$67,739	$47,899	$19,840
General and administrative	23,045	10,316	12,729

Total operating expenses	90,784	58,215	32,569

Loss from operations	(90,784)	(58,215)	(32,569)
Other income, net	3,096	6,823	(3,727)

Net loss	$(87,688)	$(51,392)	$(36,296)

Research and Development Expenses

	Nine Months Ended September 30,		Change
	2020	2019
	(in thousands)
Employee related expenses	$24,957	$13,809	$11,148
Outside and consulting services	26,372	22,650	3,722
Clinical trial expenses	4,853	16	4,837
Depreciation	2,181	1,698	483
Laboratory supplies and other costs	5,138	5,624	(486)
Facilities and other allocated expenses	4,238	4,102	136

Total research and development expenses	$67,739	$47,899	$19,840

Research and development expenses were $67.7 million for the nine months ended September 30, 2020, compared to $47.9 million for the nine months ended September 30, 2019. The increase of $19.8 million was primarily due to $11.1 million of additional employee related costs, including an increase to stock-based compensation of $6.3 million. The increase is also due to $4.8 million of clinical trial expenses as we commenced patient enrollment for our first-in-human clinical trials of RLY-1971 and RLY-4008 in 2020 and $3.7 million of additional outside and consulting services for our pre-clinical candidates due to an increased number of discovery programs, including programs in later stage discovery.

General and Administrative Expenses

General and administrative expenses were $23.0 million for the nine months ended September 30, 2020, compared to $10.3 million for the nine months ended September 30, 2019. The increase of $12.7 million was due to $10.1 million of increased personnel costs, including increased stock-based compensation of $8.0 million, to support our infrastructure and $2.1 million of other general and administrative expenses primarily attributed to increases in insurance, legal and other expenses.

Other Income, Net

Other income, net, decreased to $3.1 million for the nine months ended September 30, 2020 from $6.8 million for the nine months ended September 30, 2019 primarily as a result of lower interest rates.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales or any other sources and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. On July 20, 2020, we closed our IPO and issued 23,000,000 shares of common stock for net proceeds of $425.3 million. Prior to our IPO, we had received gross proceeds of approximately $520.0 million from sales of our preferred stock and our issuance of convertible debt. As of September 30, 2020, we had cash, cash equivalents and investments of $713.5 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(67,217)	$(43,372)
Cash provided by (used in) investing activities	158,092	(354,921)
Cash provided by financing activities	426,453	5,833

Net increase (decrease) in cash, cash equivalents and restricted cash	$517,328	$(392,460)

Operating Activities.

For the nine month period ended September 30, 2020, we used $67.2 million of cash on operating activities, resulting from our net loss of $87.7 million, partially offset by non-cash charges of $19.6 million and cash provided by changes in our operating assets and liabilities of $0.9 million. Net cash provided by changes in our operating assets and liabilities of $0.9 million during this period consisted primarily of changes in prepaid expenses and other assets, accounts payable and accrued expenses as a result of an increase operating expenses and the timing of payments related to our research arrangements and insurance.

For the nine month period ended September 30, 2019, we used $43.4 million of cash on operating activities, resulting from our net loss of $51.4 million, partially offset by non-cash charges of $3.3 million and cash provided by changes in our operating assets and liabilities of $4.7 million. Net cash provided by changes in our operating assets and liabilities of $4.7 million during this period ended September 30, 2019 consisted of changes in accounts payable, accrued expenses and other liabilities as well as operating lease assets, net, partially offset by changes in prepaid expenses and other current assets. The increase in accounts payable, accrued expenses and other current liabilities was largely due to an increase in external research and development costs.

Investing Activities.

During the nine months ended September 30, 2020, investing activities provided $158.1 million, consisting of $160.0 million of net investment maturities, partially offset by $1.9 million for the acquisition of property and equipment.

During the nine months ended September 30, 2019, investing activities used $354.9 million, consisting of $347.5 million of net investment purchases and $7.4 million for the acquisition of property and equipment.

Financing Activities.

During the nine months ended September 30, 2020, net cash provided by financing activities was $426.5 million, consisting primarily of net proceeds from the issuance of common stock upon completion of our IPO.

During the nine months ended September 30, 2019, net cash provided by financing activities was $5.8 million, consisting primarily of net proceeds from the sale of our Series C convertible preferred stock.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to RLY-1971, which is still in the early stages of clinical trials, the potential clinical development activities of RLY-4008 and the ongoing pre-clinical development activities of our RLY-PI3K1047 program. In addition, we are now incurring additional costs associated with operating as a public company. We expect that our expenses will increase substantially if and as we:

•	conduct our current and future clinical trials of RLY-1971 and RLY-4008, and additional preclinical research and development of our RLY-PI3K1047 program, and other early-stage programs;

•	initiate and continue research and preclinical and clinical development of our other product candidates;

•	seek to identify additional product candidates;

•	pursue marketing approvals for any of our product candidates that successfully complete clinical trials, if any;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;

•	obtain, maintain, expand and protect our intellectual property portfolio;

•	acquire or in-license other drugs and technologies;

•	hire and retain additional clinical, regulatory, quality and scientific personnel;

•	build out new facilities or expand existing facilities to support our ongoing development activity; and

•

add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our transition to a public company.

We believe our cash, cash equivalents and investments of $713.5 million as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

We have no material changes to our contractual obligations and commitments as of December 31, 2019 as disclosed in the contractual obligations and commitment section in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 16, 2020 in connection with our IPO, or the IPO Prospectus, other than the following:

In September 2020, we entered into an amendment to our existing facility lease agreement dated January 2018 to expand the leased area by approximately 1,824 square feet of office space at 399 Binney Street, Cambridge, Massachusetts. The amendment is effective as of October 2020 and expires in April 2029, subject to certain renewal options. As we did not control the space as of September 30, 2020, no right of use asset or lease liability was recorded as of the balance sheet date. In connection with the lease amendment, we have committed to making $1.3 million in rental payments for the expansion space over the lease term.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the IPO Prospectus, the notes to our audited financial statements appearing in the IPO Prospectus and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through September 30, 2020 from those discussed in the IPO Prospectus.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of September 30, 2020, our cash equivalents consisted of money market funds. As of September 30, 2020, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2020, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our consolidated results of operations.

As of September 30, 2020, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the three and nine months ended September 30, 2020. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operation and our risk grows.

Item 4.	Controls and Procedures.

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Senior Vice President, Finance), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Senior Vice President, Finance, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, many of our employees are working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2020, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. We believe the risks described below include risks that are material to us as well as other risks that may adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Product Candidates

Risks Related to Clinical Development

We have never successfully completed any clinical trials, and we may be unable to do so for any product candidates we develop.

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have two product candidates, RLY-1971 and RLY-4008, in first-in-human clinical development. We expect to be in IND-enabling studies for our PI3K program by the end of 2021. We may not be able to file such IND or INDs for any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for each product candidate and, consequently, the ultimate approval and commercial marketing of each product candidate. We have initiated patient enrollment for our RLY-1971 and RLY-4008 first-in-human clinical trials, but we do not know whether any of our future clinical trials will begin on time or ever be completed on schedule, if at all.

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

•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

Our current or future clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

Research programs to pursue the development of our existing and planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. For example, pursuant to the DESRES Agreement, we collaborate with D. E. Shaw Research to develop various protein models and make predictions as to how molecules might move, with subsequent validation efforts in our and our CROs’ labs. There can be no assurance that we will find potential additional targets using this approach, that any such targets will be tractable, or that such clinical validations will be successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

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

Risks Related to Obtaining Regulatory Approvals

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

Risks Related to Commercialization

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

We are currently evaluating the safety and tolerability of RLY-1971 in a Phase 1 dose escalation study in patients with advanced or metastatic solid tumors. We estimate that, across all solid tumors, there are approximately 68,000 late-line patients annually in the U.S. who might benefit from a SHP2 targeted inhibitor as a monotherapy. Additionally, we estimate there are more than 56,000 late-line patients annually in the U.S. with advanced lung cancer who might benefit from a combination of RLY-1971 with another targeted inhibitor. This results in approximately 125,000 late-line cancer patients annually in the U.S. that could benefit from RLY-1971. In the future, if RLY-1971 advances to earlier lines of treatment, it could potentially address approximately 290,000 patients annually in the U.S. We are also evaluating the safety and tolerability of RLY-4008, our inhibitor of FGFR2 in patients with advanced solid tumors having oncogenic FGFR2 alterations, in a first-in-human trial initiated in September 2020. We believe FGFR2-mediated cancers affect approximately 8,000 late-line patients annually in the U.S., of which fusions represent approximately 2,700, amplifications 1,600, and mutations 3,800. In the future, if RLY-4008 advances to earlier lines of treatment, it could potentially address approximately 20,000 patients annually in the U.S. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with RLY-1971, RLY-4008 or our product candidates, are based on estimates.

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

We rely on third parties to conduct our ongoing clinical trials of RLY-1971 and RLY-4008 and expect to rely on third parties to conduct future clinical trials, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We rely and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates, including our first-in-human clinical trials of RLY-1971 and RLY-4008, currently enrolling patients. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

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

Although we designed our first-in-human clinical trials of RLY-1971 and RLY-4008 and intend to design the future clinical trials for our product candidates, we expect that CROs will conduct all of our clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. We may incur added costs and delays in identifying and qualifying any such replacement.

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

Risks Related to Our Financial Position and Ability to Raise Additional Capital

Risks Related to Our Operating History

We are a biopharmaceutical company with a limited operating history.

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $87.7 million and $51.4 million for the nine month periods ended September 30, 2020 and 2019, respectively. We had an accumulated deficit of $439.5 million as of September 30, 2020. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our drug discovery platform and initial product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to significantly increase in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced-manufacturing expenses. We will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We have no products approved for commercial sale and have not generated any revenue from product sales

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our product candidates and we do not expect to generate any revenue from the sale of products in the near future. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell one or more of our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	successfully complete preclinical studies;

•	successfully enroll subjects in, and complete, clinical trials;

•	have our IND applications go into effect for our planned clinical trials or future clinical trials;

•	receive regulatory approvals from applicable regulatory authorities;

•	initiate and successfully complete all safety studies required to obtain U.S. and foreign marketing approval for our product candidates;

•	establish commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;

•	obtain and maintain patent and trade secret protection or regulatory exclusivity for our product candidates;

•	launch commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

•	obtain and maintain acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effectively compete with other therapies;

•	obtain and maintain healthcare coverage and adequate reimbursement;

•	enforce and defend intellectual property rights and claims;

•	take temporary precautionary measures to help minimize the risk of COVID-19 to our employees; and

•	maintain a continued acceptable safety profile of the product candidates following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

Risks Related to Raising Additional Capital

We will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.

The development of pharmaceutical products is capital-intensive. We initiated a Phase 1 clinical trial of RLY-1971 in patients with advanced solid tumors and a first-in-human clinical trial of RLY-4008 enriched for patients with advanced solid tumors having oncogenic FGFR2 alterations. We are currently advancing most of our product candidates, including RLY-PI3K1047, through preclinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we are incurring additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets in general and more recently due to the COVID-19 pandemic may make equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Risks Related to COVID-19 and the Global Economy

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

We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring many employees to work remotely, suspending all non-essential travel worldwide for our employees and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the SEC or FDA.

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

Risks Related to Our Intellectual Property

Risks Related to Protecting Our Intellectual Property

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

We co-own with D. E. Shaw Research two pending United States, patent applications, one pending PCT application and 18 foreign patent applications, which relate to RLY-1971 composition of matter and methods of treatment. We solely own U.S., PCT, Argentine and Taiwanese patent applications which relate to RLY-1971 solid forms and methods of manufacture. We co-own with D. E. Shaw Research pending unpublished PCT, Argentine, and Taiwanese applications which relate to RLY-4008 composition of matter and methods of treatment. We co-own with D. E. Shaw Research pending provisional patent applications which relate to the composition of matter of and methods of treatment using our PI3K lead series.

Most of the research and development for our programs has been performed under the DESRES Agreement. Under the DESRES Agreement, D. E. Shaw Research controls the rights to its technology (including its supercomputer and software, each of which are important aspects of our Dynamo platform), we control the rights to certain compounds, and we jointly own with D. E. Shaw Research any other work product created by D. E. Shaw Research and us. Subject to certain limits, we have the right to have the following work product assigned to us: the composition of matter, method of use, and method of manufacture of certain compounds directed to a Category 1 Target, as set forth in the DESRES Agreement. For more information regarding the DESRES Agreement, see “Business—Collaboration and License Agreement with D. E. Shaw Research, LLC” in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 16, 2020.

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

As of October 31, 2020, we do not own or in-license any issued patents relating to our platform, our SHP2 program, our FGFR2 program, or our PI3K program. We own patent applications relating to our SHP2 program, and RLY-1971 specifically, and patent applications relating to our PI3K program. We also own patent applications that relate to our FGFR2 program, and RLY-4008 specifically. Other than our pending U.S., PCT, Argentine and Taiwanese patent applications which relate to RLY-1971 solid forms and methods of manufacture and are solely owned by us, these patent applications are co-owned with D. E. Shaw Research.

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

Risks Related to Intellectual Property Litigation

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

Risks Related to Enforcement of Our Intellectual Property Rights

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

Risks Related to Third Party Intellectual Property

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

Risks Related to Intellectual Property Laws

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

Risks Related to Regulatory Approval

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

Risks Related to Anti-bribery, Anti-corruption and Other Government Regulations

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

Risks Related to Regulatory Review of Certain Drug Development Designations

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

Risks Related to Healthcare Legislative Reform

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

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased from 50% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Since then, the ACA risk adjustment program payment parameters have been updated annually.

Members of the U.S. Congress and the current administration have expressed intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the ACA. While Congress has not passed repeal legislation to date, the TCJA, repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The current administration and Centers for Medicare & Medicaid Services, or CMS, have both stated that the ruling will have no immediate effect, and on December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. Oral arguments, are scheduled to occur on November 10, 2020. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

Further, on January 20, 2017, an Executive Order was signed directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, an Executive Order was signed terminating the cost-sharing subsidies that reimburse insurers under the ACA. The current administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay to third-party payors more than $12 billion in ACA risk corridor payments that they argued were owed to them. The U.S. federal government has since started sending third-party payors owed payments. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Moreover, on January 22, 2018, a continuing resolution on appropriations for fiscal year 2018 was approved that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however on December 20, 2019, the Further Consolidated Appropriations Act (H.R. 1865) was signed into law, which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future. The Bipartisan Budget Act of 2018, also amended the ACA, effective

January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken; however, pursuant to the CARES Act, these reductions have been suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the current administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the U.S. government sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the current administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of product candidates paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

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

Recent federal legislation and actions by federal, state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act, or MMA, contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect, unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of the HHS made such certification to Congress, and on October 1, 2020, FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

Risks Related to the Regulatory Agency Review Process

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, global health concerns, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S.

government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. Separately, in response to the COVID-19 pandemic since March 2020, foreign and domestic inspections by the FDA have largely been on hold with FDA announcing plans in July 2020 to resume prioritized domestic inspections. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Employee Matters and Managing Growth

Risks Related to Employee Matters

Our future success depends on our ability to retain key executives and experienced scientists and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business development expertise of Sanjiv K. Patel, our President and Chief Executive Officer, Don Bergstrom, our Executive Vice President, Head of Research and Development, Brian Adams, our General Counsel, Andy Porter, our Executive Vice President, Chief People Experience Officer, Tom Catinazzo, our Senior Vice President, Finance and Ben Wolf, our Chief Medical Officer as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Risks Related to Growth

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of September 30, 2020, we had 132 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Risks Related to Business Disruptions

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our or related parties’ cyber security.

Given our limited operating history, we are still in the process of implementing our internal security measures. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidate or any future product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidate or any future product candidates could be hindered or delayed. In addition, in response to the ongoing COVID-19 pandemic, part of our workforce is currently working remotely. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

Our current operations are located in Massachusetts; and we or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are located in Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, including any potential effects from the current global spread of COVID-19, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters or pandemics such as the COVID-19 outbreak could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. For example, we have instituted a temporary work from home policy for non-essential office personnel and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Common Stock

Risks Related to Our Status as an “Emerging Growth Company” and “Smaller Reporting Company”

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Risks Related to Volatility in the Price of Our Common Stock

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2020, we had 89,803,785 outstanding shares of common stock, of which 66,267,349 shares were subject to restrictions on transfer under 180-day lock-up arrangements with the underwriters of our IPO. These restrictions are due to expire January 2021, resulting in the majority of these shares then being eligible for public sale if they are registered under the Securities Act of 1933, as amended (the “Securities Act”), or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

Risks Related to Insider Control

Our executive officers, directors, principal stockholders and their affiliates exercise significant control over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of September 30, 2020, the holdings of our executive officers, directors, principal stockholders and their affiliates, including entities affiliated with SoftBank Vision Fund and Third Rock Ventures, represented beneficial ownership, in the aggregate, of approximately 52.9% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

See the “Principal Stockholders” section in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 16, 2020 for more information regarding the ownership of our outstanding common stock by our executive officers, directors, principal stockholders and their affiliates.

Risks Related to Tax

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2019, we had federal net operating loss carryforwards of approximately $154.3 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us.

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

Risks Related to Dividends

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

Risks Related to Operating as a Public Company

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

Risks Related to Our Charter and Bylaws

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

Our amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

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

Risks Related to Market Analysts

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our stock downgrade their evaluations of our stock or publishes inaccurate or unfavorable research about our business, the trading price of our stock may decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

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

We paid to the underwriters of our initial public offering an underwriting discount totaling approximately $32.2 million. In addition, we incurred expenses of approximately $2.5 million which, when added to the underwriting discount, amount to total expenses of approximately $34.7 million. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $425.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

We are holding a significant portion of the balance of the net proceeds in money market funds and investments. There has been no material change in the planned use of IPO proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 16, 2020.

Issuer Repurchases of Equity Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Fourth Amended and Restated Certificate of Incorporation of Relay Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-39385) filed on July 21, 2020)

3.2	Amended and Restated Bylaws of Relay Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-39385) filed on July 21, 2020)

4.1	Specimen stock certificate evidencing the shares of common stock (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A (File No. 333-239412) filed with the SEC on July 9, 2020)

10.1#	2020 Stock Option and Incentive Plan and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1/A (File No. 333-239412) filed with the SEC on July 9, 2020)

10.2#	2020 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1/A (File No. 333-239412) filed with the SEC on July 9, 2020)

10.3#	Senior Executive Cash Bonus Plan (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-239412) filed with the SEC on June 24, 2020)

10.4#	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1/A (File No. 333-239412) filed with the SEC on July 9, 2020)

10.5#	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-239412) filed with the SEC on June 24, 2020)

10.6#	Form of Amended and Restated Employment Agreement (Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1/A (File No. 333-239412) filed with the SEC on July 9, 2020)

10.7*	Second Amendment to Lease, dated as of September 23, 2020, between the Registrant and ARE-MA REGION NO. 58, LLC

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELAY THERAPEUTICS, INC.

Date: November 12, 2020	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Senior Vice President, Finance
(Principal Accounting Officer and Principal Financial Officer)