Form 10-K
period 2020-12-31
Relay Therapeutics, Inc.
filed 2021-03-25
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39385

RELAY THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	47-3923475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
399 Binney Street, 2nd Floor Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 370-8837

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	RLAY	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $2,543,277,454 as of the closing of the Registrant’s initial public offering on July 20, 2020 (based on a closing price of $42.87 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 23, 2021 was 90,399,972.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2021 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

•

We may enter into collaborations with third parties for the research, development, manufacture and commercialization of one or more of our programs or product candidates. If these collaborations are not successful, our business could be adversely affected.

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

•

We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, and may avail ourselves of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed above under “Summary of the Material Risks Associated with Our Business” and under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission, or the SEC, as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report on Form 10-K, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

PART I

Except where the context otherwise requires or where otherwise indicated, the terms “Relay Therapeutics,” “we,” “us,” “our,” “our company,” the “Company,” and “our business” refer to Relay Therapeutics, Inc. and its consolidated subsidiary.

Item 1. Business.

Overview

We are a clinical-stage precision medicines company transforming the drug discovery process with an initial focus on enhancing small molecule therapeutic discovery in targeted oncology. Our company is built upon unparalleled insights into protein motion and how this dynamic behavior relates to protein function. These insights may enable us to more effectively drug protein targets that previously have been intractable (i.e., inadequately drugged or undruggable). We believe we have a differentiated approach to drug these protein targets based on their motion, which enables us to select and advance unique product candidates. We built our DynamoTM platform to integrate an array of leading edge experimental and computational approaches, which allows us to apply our understanding of protein structure and motion to drug discovery.

We are advancing a pipeline of medicines to address targets in precision oncology, including our lead product candidates, RLY-1971 and RLY-4008, as well as our PI3Kα mutant selective program, or the RLY-PI3K1047 program. We initiated a Phase 1 clinical trial for RLY-1971, our inhibitor of Src homology region 2 domain-containing phosphatase-2, or SHP2, in patients with advanced solid tumors in the first quarter of 2020. In December 2020, we entered into a global collaboration and license agreement, or the Genentech Agreement, with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of RLY-1971. We initiated a first-in-human clinical trial of RLY-4008, our inhibitor of fibroblast growth factor receptor 2, or FGFR2, enriched for patients with advanced solid tumors having oncogenic FGFR2 alterations in the third quarter of 2020. We anticipate the RLY-PI3K1047 program, our program for molecules targeting cancer-associated mutant variants of phosphoinostide 3-kinase alpha, or PI3Kα, to be in Investigational New Drug, or IND, enabling studies in 2021. While our initial focus is on precision oncology, we believe our Dynamo platform may also be broadly applied to other areas of precision medicine, such as genetic disease. In addition to the three product candidates described above, we have five discovery stage programs across precision oncology and genetic disease. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of our therapies.

Precision medicine emerged as an approach for disease treatment as the understanding of the link between genetic alterations, protein dysfunction and diseases evolved. Precision medicine aims to specifically and potently drug genetically validated target proteins (i.e., genetic variants potentially implicated in biology of disease). However, some target proteins thus far have been intractable using conventional drug discovery tools, such as structure-based drug design, or SBDD. While SBDD is well-suited to solving some drug discovery problems such as orthosteric site kinase inhibitors, its reliance on static images of protein fragments limits its ability to gain accurate insights into the dynamic behavior of proteins in their natural state, which in turn limits its ability to discover medicines with exquisite specificity. Our approach pivots the understanding of protein targets from the industry-standard, static view, to a novel paradigm based on fundamental insights into protein motion. We then apply these novel insights into protein motion to drug discovery and design, which we term Motion Based Drug DesignTM, or MBDD.

The confluence of three forces — the proliferation of readily available genomic data, the evolution of experimental techniques, and advancements in computational power and speed — led to the founding of Relay Therapeutics. We believe we are uniquely situated in our ability to consolidate these advances and, when combined with our world-class team of both experimental and computational experts, integrate these solutions into MBDD to create medicines that will make a transformative difference for patients.

Key Drug Discovery Steps of Our Dynamo Platform

Our Dynamo platform puts protein motion at the center of drug discovery and design, integrating a broad and tailored array of leading-edge experimental and computational approaches, including deploying the Anton 2 supercomputer, which was custom-built by D. E. Shaw Research, LLC, or D. E. Shaw Research, to perform molecular dynamic simulations of proteins. We have access to the Anton 2 supercomputer, which we believe to be the only resource of computational power of its caliber, through our collaboration with D. E. Shaw Research, LLC, or D.E. Shaw Research, pursuant to which we collaborate with D. E. Shaw Research to rapidly develop various protein models. Our use of the Anton 2 supercomputer and our collaboration with D.E. Shaw Research is subject to the terms and conditions of the Amended and Restated Collaboration and License Agreement with D. E. Shaw Research, or the DESRES Agreement. See “—Our Collaborations—License Agreements and Strategic Collaborations —Collaboration and License Agreement with D. E. Shaw Research, LLC.” We deploy the power of the platform in three key phases of MBDD discovery:

•

Target Modulation Hypothesis. By generating fundamental insights into the structure and conformational dynamics of full-length proteins, our Dynamo platform enables us to model a target protein’s function, to develop unique motion-based hypotheses for how to modulate the protein’s behavior, and to identify potential novel binding sites for new therapeutic agents.

•

Hit Finding and Lead Generation. The integration of our computational and experimental platforms affords a deeper functional understanding of our targets and enables the design of physiologically relevant activity-based, ligand-centric and computational screens. These highly differentiated screens have the ability to yield a larger number of chemical series and potential therapies to proceed into lead optimization than conventional experimental techniques alone.

•

Lead Optimization. Our Dynamo platform uses advanced computational models in tight integration with our medicinal chemistry, structural biology, enzymology and biophysics capabilities to predict, design and experimentally evaluate compounds that will achieve the most desirable characteristics, including potency, selectivity, bioavailability, and drug-like properties. We believe our approach enables us to converge on optimized compounds with much greater efficiency than conventional approaches, which are typically highly iterative over an extended timeframe.

Our Dynamo platform has the potential to address a diverse range of disease targets, including those proteins that have not been addressed selectively and potently with existing therapies. While we have initially focused our Dynamo platform on small molecule drug discovery in the area of precision oncology, we believe it could be readily deployed across broader precision and genetic medicine areas as well as other therapeutic modalities, such as protein therapeutics and antibody design.

Our Programs

We have deployed our technology platform to build a pipeline of product candidates to address targets in precision oncology, where there is clear evidence linking target proteins to disease and where molecular diagnostics can unambiguously identify relevant patients for treatment. We believe this approach will increase the likelihood of successfully translating a specific pharmacological mechanism into clinical benefit. The targets associated with all of our current programs are Category 1 Targets under our DESRES Agreement. See “—Our Collaborations—License Agreements and Strategic Collaborations —Collaboration and License Agreement with D. E. Shaw Research, LLC.”

RLY-4008

RLY-4008 is designed to be an oral, small molecule, selective inhibitor of fibroblast growth factor receptor 2, or FGFR2, a receptor tyrosine kinase that is frequently altered in certain cancers. FGFR2 is one of four members of the FGFR family, a set of closely related proteins with highly similar protein sequences and properties. RLY-4008 demonstrates FGFR2-dependent killing in cancer cell lines, while showing minimal inhibition of other targets, including other members of the FGFR family. We initiated a first-in-human clinical trial of RLY-4008 enriched for patients with advanced solid tumors having oncogenic FGFR2 alterations in September 2020. We anticipate giving an initial clinical update on this trial in the second half of 2021. We believe FGFR2-mediated cancers affect approximately 8,000 late-line patients annually in the United States. In the future, if RLY-4008 advances to earlier lines of treatment, we believe it could potentially address approximately 20,000 patients annually in the United States.

Mutant-PI3Kα Inhibitor Program

RLY-PI3K1047 is a lead compound in our franchise of programs targeting cancer-associated mutant variants of phosphoinositide 3-kinase alpha, or PI3Kα. RLY-PI3K1047 is a small molecule inhibitor of PI3Kα that we designed specifically to target PI3Kα H1047X mutants via a previously undescribed allosteric mechanism. Oral dosing of RLY-PI3K1047 resulted in tumor growth inhibition in mouse xenograft models of PI3Kα H1047R mutant carcinoma. We expect to begin IND-enabling studies for a differentiated PI3Kα H1047X mutant-selective inhibitor in 2021. We believe PI3Kα H1047X mutant cancers affect approximately 10,000 late-line patients annually in the United States. In the future, if RLY-PI3K1047 advances to earlier lines of treatment, we believe it could potentially be suitable for use in approximately 50,000 patients annually in the United States.

Two additional mutations of interest for our PI3Kα franchise are E542X and E545X. We estimate there are approximately 15,000 late-line and 60,000 total patients annually in the United States who might benefit from a PI3Kα targeted inhibitor that targets the mutations at E542 and E545.

RLY-1971

RLY-1971 binds and stabilizes SHP2 in its inactive conformation. SHP2 promotes cancer cell survival and growth through the RAS pathway by transducing signals downstream from receptor tyrosine kinases, or RTKs. Additionally, activating SHP2 mutations causes enhanced signaling in the absence of ligand stimulation and has been identified as an oncogenic driver in a range of tumors. As a critical signaling node and regulator, SHP2 drives cancer cell proliferation and plays a key role in the way cancer cells develop resistance to targeted therapies. We believe that inhibition of SHP2 could be effective as a monotherapy in cancers with specific alterations and could block a common path that cancer cells exploit to resist other antitumor agents, thus overcoming or delaying the onset of resistance to those therapies.

We are currently evaluating the safety and tolerability of RLY-1971 in a Phase 1 dose escalation study in patients with advanced or metastatic solid tumors. In December 2020, we entered into the Genentech Agreement, a global collaboration and license agreement with Genentech for the development and commercialization of RLY-1971. Future development for RLY-1971 will be governed by a joint development team between us and Genentech. We expect a combination trial of RLY-1971 and Genentech’s KRASG12C inhibitor, GDC-6036, to be initiated in 2021. Given the range of cancers that are related to SHP2 dependence, we believe RLY-1971 could serve as a backbone for compelling combination therapies. We believe SHP2-mediated cancers affect approximately 55,000 late-line patients annually in combination therapy settings in the United States. In the future, if RLY-1971 advances to earlier lines of treatment, we believe it could potentially have applicability to approximately 90,000 patients annually in the United States.

Under the terms of the Genentech Agreement, we have received $75 million in an upfront payment and are eligible to receive $25 million in near-term payments; and, if we do not opt into a U.S. profit/cost share, up to $695 million in additional development, commercialization and sales-based milestones for RLY-1971; and tiered royalties on annual global net sales (on a country-by-country basis), in the low-to-mid-teens, subject to reduction in certain circumstances. Additionally, we are eligible to receive additional royalties in the event of regulatory approval of RLY-1971 and Genentech’s compound, GDC-6036, that directly binds to and inhibits KRASG12C, in combination. We have the right to opt-in to a 50/50 U.S. profit/cost share and if we do opt into the U.S. profit/cost share, we are eligible to receive up to $410 million in additional commercialization and sales-based milestones for RLY-1971 outside of the U.S. and tiered royalties on annual net sales outside of the U.S. (on a country-by-country basis), in the low-to-mid-teens, subject to reduction in certain circumstances. We also retain the right to develop RLY-1971 in combination with our FGFR2 and PI3Kα programs. If we elect to opt-out of the profit/cost share, then the milestone and royalty payment obligations will revert to the financial terms that would be applicable if we had not opted into the profit/cost share, with certain adjustments. See “—Our Collaborations—License Agreements and Strategic Collaborations—Genentech Collaboration and License Agreement” for more details on the Genentech Agreement.

Discovery Programs

We are deploying our Dynamo platform and MBDD approach to advance multiple discovery-stage precision oncology programs. As with our lead programs, these programs leverage insights into protein conformational dynamics to address high-value, genetically validated oncogenes that previously have been intractable to conventional drug-discovery approaches. Our Dynamo platform’s protein visualization capabilities can be applied to multiple therapeutic areas beyond precision oncology. To further diversify our pipeline, we are leveraging our Dynamo platform to address validated targets in monogenic diseases, where genetic alterations lead to disease-causing defects in protein motion.

Our Strategy

Our mission is to leverage unique insights into protein motion to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of small molecule therapies. We believe that, by placing protein motion at the heart of MBDD discovery, our unique Dynamo platform has the potential to address previously intractable precision medicine targets. To accomplish this, we intend to continue building a team that shares our commitment to patients, to continue to enhance our platform, and to rapidly advance our precision medicine pipeline of product candidates. The key elements of our strategy are to:

Rapidly advance our lead precision oncology programs, RLY-4008 and RLY-PI3K1047, through clinical development and regulatory approval. We believe our lead precision oncology programs have the potential to treat a wide variety of cancers either as monotherapy or in combination regimens. In September 2020, we initiated a first-in-human clinical trial of RLY-4008. In 2021, we expect to have early safety and efficacy data for RLY-4008 and to be in IND-enabling studies for our RLY-PI3K1047 program. For our wholly-owned programs, we plan to conduct our clinical studies in genetically-defined patient populations. To potentially mitigate development risks, we will leverage learnings from recently approved precision oncology drugs to inform the clinical and regulatory pathways for our lead oncology programs. If we are successful in achieving clinically meaningful anti-tumor activity across solid tumor types, we plan to meet with regulatory authorities to discuss expedited regulatory approval strategies.

Continue to enhance our unique drug-discovery platform. Our Dynamo platform uniquely integrates a broad range of leading-edge experimental and computational technologies and tools, providing us with fundamental insights into the conformational dynamics of target proteins. We are committed to continuously integrating new computational and experimental tools, technologies and capabilities to enhance the power of our Dynamo platform.

Harness the insights and data generated from our platform against intractable targets in oncology and other therapeutic areas. We have built a drug discovery process that leverages our collaboration with D. E. Shaw Research and their access to the Anton 2 supercomputer and our proprietary computational workflows. We are committed to deploying our Dynamo platform against targets in additional therapeutic areas beyond oncology. Our next focus, outside of oncology, is on rare genetic diseases where protein targets are genetically validated, where defects in protein conformational dynamics are abundant, and where we believe our approach is well-suited to identify therapies with the potential to have transformative impact for patients.

Selectively enter into strategic collaborations to maximize the value of our platform and pipeline. We have initiated a Phase 1 clinical trial for RLY-1971 in patients with advanced solid tumors in the first quarter of 2020 and have continued to advance the clinical development of RLY-1971. In December 2020, we entered into the Genentech Agreement, a global collaboration and license agreement with Genentech for the development and commercialization of RLY-1971. Other than our SHP2 program, we retain full development and commercialization rights to our current pipeline of precision medicine programs. We intend to build a fully integrated biopharmaceutical company and independently pursue the development and commercialization of our key product candidates. Given our potential to generate novel product candidates addressing a wide variety of therapeutic indications, we may enter into additional strategic partnerships around certain targets, product candidates, disease areas or geographies. If we believe these collaborations could accelerate the development and commercialization of our product candidates, and allow us to realize additional potential in our product candidates and our platform.

Our Dynamo Platform

The continued and rapid development of new experimental techniques, such as room-temperature crystallography, and computational techniques, such as molecular dynamics and machine learning, is now enabling the deep understanding of protein motion to discover new therapeutic agents. Dynamo was built to capitalize on these recent advances to develop medicines against protein targets with greater specificity and potency. Using our Dynamo platform, we pivot from industry standard SBDD, which is based on static structures and often relies on incomplete protein fragments, to a novel drug-discovery paradigm based on fundamental insights into protein motion, which we term Motion Based Drug Design, or MBDD. We leverage insights from our platform to develop novel, motion-based hypotheses for how to drug target proteins. We can then more rapidly identify and optimize effective lead compounds by integrating powerful experimental and computational tools to sample a much broader range of chemical space than is possible using conventional approaches, which are labor intensive and require significant experimental effort.

In 2016, the confluence of three forces — the proliferation of readily available genomic data, the evolution of experimental techniques, and advances in computational power and speed — led to the founding of Relay Therapeutics. We believe we are uniquely positioned to consolidate these advances and, when combined with our world-class team of experimental and computational experts, integrate these solutions in motion-based drug discovery.

Our platform integrates a broad and tailored array of leading-edge experimental and computational approaches to gain fundamental insights into protein function (Figure 1).

Figure 1: Dynamo drug-discovery platform integrates leading-edge experimental and computational tools.

Key Drug Discovery Steps of our Dynamo Platform

We deploy the power of our Dynamo platform in three key phases of MBDD discovery (Figure 2). We first generate a target modulation hypothesis by developing a detailed mechanistic understanding of the dynamic behavior of the target protein and by identifying pockets where binding of a small molecule can impact protein function. Our platform then aids in the efficient generation of lead compounds through an integrated system of experimental and virtual screens. This enables rapid lead optimization by computationally prioritizing compounds for experimental evaluation. As each cycle generates new learnings for both our team and our underlying machine learning models, our successful iteration of this process continuously improves our understanding of protein motion which leads to a more effective and efficient drug discovery process.

Figure 2: Dynamo can be deployed across the various stages of drug discovery to provide novel insights and accelerate drug discovery.

Target Modulation Hypothesis

Our first step is to establish a target modulation hypothesis for our protein target of interest.

For each target, the initial goal is to better understand the structure and conformational dynamics of all domains of a protein to generate the target modulation hypothesis. The process typically begins by expressing full-length proteins so we can fully understand the roles of specific domains and accurately capture the differences between the wild-type and mutant forms of the protein (or of different isoforms, etc.). We use a range of leading-edge structural biology techniques (e.g., room temperature X-ray crystallography, Cryo-EM) to visualize these protein conformations in the most physiologically representative context possible. The resulting data allow us to better visualize full-length proteins at atomic resolution. This comprehensive and dynamic visualization enables us to identify potential areas of interest in a protein target that can be exploited in the drug discovery process.

Using a range of protein visualization methods, we can generate a rich experimental understanding of the dynamic conformations of the target protein of interest. We can deploy these experimental data sets in an industry-leading computational platform to generate virtual simulations (molecular dynamics) of the full-length protein moving over long timescales. Long timescale molecular dynamics, or MD, simulations informed by the experimentally derived protein structural data help us better understand how proteins move and change shape over time. Our collaboration with D. E. Shaw Research provides us with access to Anton 2, their proprietary supercomputer that was custom-built for performing molecular dynamics simulations – a technique that calculates the forces between each atom and every other atom in a given system at discrete time points in order to model behavior over time. We use MD simulations to predict the behavior of a given protein system, and with our collaborators we have simulated systems of up to 1 million atoms at time slices of 2.5 x10-15 seconds. The individual time slices are then stitched together to create a high definition movie of the target protein over biologically relevant timescales, typically tens of microseconds. Other drug discovery approaches may use molecular dynamics, but they are limited to less than 1/100th of the timescale of our simulations. A 10 microsecond simulation of a 1 million atom benchmark protein (satellite tobacco mosaic virus), which requires one day of processing on the Anton 2, would require 271 days on conventional hardware (Nvidia V100) (Figure 3).

Figure 3: The Anton 2 supercomputer enables Relay Therapeutics to simulate the motion of significantly larger biomolecules in far shorter periods of time compared to conventional forms of computation (e.g., GPUs and cloud computing).

After understanding the dynamics of the target protein, we focus on identifying mechanisms to modulate the protein with a small molecule drug. There are multiple ways that a small molecule drug may bind to a target protein to impact its function. Molecules bind to a protein by interacting with amino acids which are often situated in a cavity on the protein’s surface, called a pocket. Most small molecule drugs modulate the function of the target protein by binding to the pocket that directly mediates the protein’s activity, which is called an “active” site. We leverage our platform to identify novel pockets that are not the active site but do impact protein function, so called “allosteric” sites. These binding sites are often part of an allosteric regulatory network that we can elucidate through a combination of computationally derived hypotheses and laboratory experiments on full-length proteins. Our ability to identify novel druggable pockets that have not previously been observed provides new handles for gaining isoform or mutant selectivity.

Our understanding of protein motion and modulation from our Dynamo platform informs the strategy and tools we employ for hit finding and lead generation phases.

Hit Finding and Lead Generation

Once we have identified potential binding pockets and established a target modulation hypothesis, we then transition into hit finding and lead generation, where the goal is to identify a molecule that can serve as the starting point for a new drug.

Our Dynamo platform leverages our motion-based functional understanding of target proteins to enable the design of physiologically relevant activity-based and ligand-centric screens. These experimental measurements of biochemical or biophysical activity are then used to identify molecules to modulate our protein targets. Our Dynamo platform encompasses a variety of screening techniques to identify chemical starting points.

In parallel to our experimental screening efforts, we have made investments in our infrastructure that enables us to use cloud-computing to screen billions of molecules from a virtual compound library in days. The vast number of virtual molecules enables us to sample a much wider diversity of chemical space than would be possible through conventional methods.

Given the powerful hit finding approaches we utilize, we are able to generate a broad diversity of novel small molecules that act via our motion-based target modulation hypothesis and are ready to progress into lead optimization.

Lead Optimization

Once we have identified a chemical starting point and generated a lead compound, optimization is necessary to obtain a molecule that has the desired characteristics. Our Dynamo platform uses advanced computational models in tight integration with our medicinal chemistry, structural biology, enzymology and biophysics capabilities to predict and design the compounds that will achieve the most desirable characteristics, including potency, selectivity, bioavailability, and drug-like properties. Conventional optimization of small molecule lead compounds involves a highly iterative process that includes designing and synthesizing thousands of closely related compounds and experimentally testing them in the lab. This process is time consuming and requires significant experimental effort and expense.

During optimization, we leverage long timescale MD simulations to study binding pocket dynamics and to test analogs of our lead compound to prioritize which ones to synthesize and test experimentally.

Once we have made and tested compounds in the lab, we can compare them to our computational predictions. Over time we can improve our computational predictions using the data that we generate experimentally. We believe that this integration of our long timescale molecular dynamics simulations with experimental data accelerates our lead optimization process.

The Anton 2 supercomputer, that we access through our collaboration with D. E. Shaw Research, makes it possible to run thousands of simulations, which generate vast datasets. To take maximum advantage of this data, we use machine learning algorithms to establish relationships between molecular interactions observed in the simulations and biological activity observed in experiments. In Figure 4, we show how a machine learning model can be trained based on multiple parameters, including ligand motion, protein-ligand interactions and protein conformation, collected during long timescale MD simulations of molecules interacting with our target protein. This model can then be used to make predictions to prioritize the synthesis of new molecules.

Figure 4: Data from long timescale molecular dynamics simulations are used to train machine learning models that can prioritize the next set of molecules to test.

Benefits of Dynamo Platform

Our Dynamo platform was built with the belief that integrating leading-edge computational and experimental approaches would unlock new insight about protein dynamics and ultimately the drug discovery process. We have shown multiple times that we can use this approach to develop novel target modulation hypotheses, generate a broad range of molecular starting points, and rapidly optimize potential drugs. Figure 5 illustrates the timelines for our first two programs relative to conventional drug discovery. In general, it takes three to five or more years to advance from a validated hit to a development candidate, or DC. For our programs, however, we were able to advance from hit to DC in two years for RLY-1971 and 18 months for RLY-4008. In addition to the advantage of speed, as compared to conventional SBDD, our platform enables us to explore a greater diversity of chemical space, as illustrated by the number of chemical series. This breadth increases the intellectual property landscape that we cover and improves our ability to identify development candidates with optimal drug-like properties.

Figure 5: The Relay Therapeutics Dynamo platform compared to conventional drug discovery approaches.

Our Therapeutic Opportunity

While our Dynamo platform could potentially be applied to a wide range of disease-associated protein targets, we currently focus on precision medicine targets, for which alterations in specific genes are known to cause disease. The genetic diseases we pursue include cancers with clear genetic driver alterations in the tumor genome, as well as monogenic diseases where the causal mutations are present at birth.

Precision Oncology

Our initial focus is in the area of precision oncology where we have seen initial proof of platform in our leading precision oncology pipeline. Over 125 genetic driver alterations across 10 canonical cellular signaling pathways have been identified in 89% of tumors. Targeting these genetic drivers could lead to clinically meaningful responses in patients. However, most of these targets have been intractable to conventional drug discovery approaches or are inadequately drugged by approved therapies. We believe our platform has the potential to address many of these targets by leveraging novel insights into protein dynamics.

Monogenic Diseases

Thousands of monogenic (change in a single gene) diseases exist and affect millions of individuals worldwide. Over 4,000 individual genetic drivers, and their associated protein defects, cause over 7,000 rare monogenic phenotypes. However, since 1996, the U.S. Food and Drug Administration, or FDA, has approved fewer than 70 therapies to specifically treat these conditions, presenting a vast unmet therapeutic need. We believe our Dynamo platform has the potential to address many of these targets.

Other Precision Medicines Opportunities

The decreasing cost and increasing resolution of genomic data have identified hundreds of additional actionable genetic targets beyond precision oncology and monogenic disease. These include genetically-defined subpopulations of more common diseases in neurology, immunology and other therapeutic areas. We believe that there are multiple genetically-validated targets in these disease areas that are unaddressed by approved therapies, representing an area of significant unmet need. We believe our Dynamo platform has the potential to address many of these targets.

Our focus on addressing the genetic drivers of disease, also referred to as genetically validated targets, confers several advantages, including:

Clear causal link to disease: Genetic diseases offer an unambiguous causal link between the mutational alteration in a specific gene, disease biology, and a patient’s symptoms, such that the translational medicine hypothesis is well-validated at the beginning of a drug discovery program.

Precision medicine opportunity: Because of the strong link between specific genetic alterations and disease symptoms, it is possible to precisely target therapy to genetically identifiable patients who are most likely to respond favorably to a precision medicine.

Increased translational success: We believe that the ability to precisely target therapy to patients who are most likely to respond favorably to treatment will, in turn, increase the likelihood of successfully translating a specific pharmacological mechanism into clinical benefit.

While we have initially focused our efforts on small molecule therapies, our Dynamo platform could also be readily deployed towards the discovery of other therapy types, such as large molecules including peptide or protein therapeutics.

Our Product Pipeline and Programs

We have deployed our Dynamo platform to initially focus on the area of precision oncology. To date, we have generated several promising precision oncology, orally available, small molecule product candidates that address previously intractable oncogenic targets. Our lead programs are targeting a range of driver alterations to treat various cancers that we believe can have a greater probability of translational success because they are genetically or clinically validated. The targets associated with all of our current programs are Category 1 Targets under our DESRES Agreement. See “—Our Collaborations—License Agreements and Strategic Collaborations —Collaboration and License Agreement with D. E. Shaw Research, LLC.” In addition, we are also advancing several early programs focused on other precision oncology and rare genetic disease targets. In December 2020, we entered into the Genentech Agreement, a global collaboration and license agreement with Genentech for the development and commercialization of RLY-1971. See “—Our Collaborations—License Agreements and Strategic Collaborations—Collaboration and License Agreement with Genentech.” Other than our SHP2 program, we retain full development and commercialization rights to our current pipeline of precision medicine programs.

The following table summarizes our current portfolio of product candidates and programs.

RLY-4008, a selective inhibitor of FGFR2

Overview

RLY-4008 is designed to be an oral, small molecule, selective inhibitor of fibroblast growth factor receptor 2, or FGFR2, a receptor tyrosine kinase that is frequently altered in cancer. FGFR2 is one of four members of the FGFR family, a set of closely related proteins with highly similar protein sequences and properties. RLY-4008 minimally inhibits targets other than FGFR2 and demonstrates FGFR2-dependent cell-killing in cancer cell lines. We initiated a first-in-human clinical trial of RLY-4008 enriched for patients with advanced solid tumors having oncogenic FGFR2 alterations in September 2020. We believe FGFR2-mediated cancers affect approximately 8,000 late-line patients annually in the United States, of which fusions represent approximately 2,700, amplifications approximately 1,600, and mutations approximately 3,800. In the future, if RLY-4008 advances to earlier lines of treatment, we believe it could potentially address approximately 20,000 patients annually in the United States across the different alterations.

Role of FGFR in cellular proliferation and differentiation

Each of the FGFRs has an important role in normal physiology and the inhibition of FGFR2 is a well-validated pathway in disrupting cancer proliferation and growth. Two non-selective FGFR inhibitors have been approved (erdafitinib and pemigatinib) and several are in clinical development. However, these inhibitors as a class cause several dose-limiting, FGFR2-unrelated toxicities in patients leading to dose reductions and altered dosing schedules. One of the most common dose limiting toxicities of these agents is hyperphosphatemia (buildup of excess phosphate in the bloodstream), which causes soft tissue mineralization and requires active management. Hyperphosphatemia has been shown to be driven by inhibition of another member of the FGFR family known as FGFR1 (Figure 15).

Figure 15: RLY-4008 is a selective inhibitor of FGFR2. FGFR1 is required for phosphate resorption in the kidney. Inhibition of FGFR1 by non-selective FGFR inhibitors results in increased serum phosphate and toxicity. This results in decreased efficacy by requiring dose reductions.

We believe that the toxicity attributable to inhibition of other FGFR family members, and other closely related kinases, limits the ability of the non-selective FGFR inhibitors to achieve optimal and durable inhibition of FGFR2, limiting the efficacy of these agents in patients with FGFR2-altered tumors. In addition to the lack of selectivity, these inhibitors are unable to overcome on-target resistance, which has been observed in patients treated with non-selective FGFR inhibitors. Our belief is that a selective inhibitor of FGFR2 that retains activity against resistance mutations will enable improved clinical efficacy.

Limitations of current FGFR inhibitors

Non-selective FGFR inhibitors produced by other companies have demonstrated clinical proof-of-concept in patients with intrahepatic cholangiocarcinoma, or ICC, bearing FGFR2 gene fusions. These gene fusions result in a constitutively active FGFR2, which promotes oncogenic transformation. Genetic alterations in FGFR2, including gene fusions, amplifications, and point mutations, are also found in other solid tumor indications.

Patients with genetic alterations in FGFR2, primarily gene fusions in ICC, have been treated with FGFR inhibitors in investigational clinical trials. To date, these trials provide support for the critical role of FGFR2 for tumor survival with a response rate of up to 36% (Figure 16). A key limiting factor for existing FGFR therapies is that, as a class, they are associated with a dose-limiting side effect, hyperphosphatemia, which has been shown to be caused by FGFR1 inhibition.

Figure 16: Hyperphosphatemia is a dose-limiting adverse event associated with non-selective FGFR inhibitors.

Our solution, RLY-4008

RLY-4008 is an oral, small molecule inhibitor of FGFR2 designed to inhibit FGFR2 with high potency while minimizing inhibition of other FGFR family members. In our initial assessment of the challenge of obtaining a highly selective inhibitor of FGFR2, we determined that there is a high degree of structural similarity between FGFR1 and FGFR2 when comparing static X-ray crystal structures. This similarity precluded the development of a structure-based selectivity hypothesis using conventional approaches.

We therefore set out to identify motion-based differences between FGFR2 and other FGFR family members by applying our expertise in computational modeling and experimental structural analyses. We discovered that there were segments of FGFR2 which displayed differential dynamics compared to the corresponding segments of FGFR1 (Figure 17). We predicted these dynamic differences could be exploited to achieve selective inhibition of FGFR2.

Figure 17: Using MD simulations, we predicted that a segment in FGFR1 was more dynamic than FGFR2, as represented by the schematic below where the segment opens “Up” more frequently in FGFR1 compared to FGFR2.

We embarked on a process using computational methods such as long timescale molecular dynamics simulations, virtual docking and specialized experimental techniques to design, select, synthesize, and evaluate inhibitors. Our discovery process culminated with the selection of RLY-4008 as a product candidate based on its ability to meet our predetermined criteria for potency, selectivity and activity in animal models.

As described below, we have conducted a number of head-to-head preclinical experiments utilizing cellular in vitro assays and mouse models using equivalent methods on all compounds tested. We compared RLY-4008 across a number of parameters against two approved molecules as well as three molecules in clinical development. We believe that the results of these preclinical experiments have demonstrated that RLY-4008 could potentially be a differentiated molecule warranting testing in clinical studies. We initiated a first-in-human clinical trial of RLY-4008 enriched for patients with advanced solid tumors having oncogenic FGFR2 alterations in September 2020. Given RLY-4008’s strong preclinical activity against both primary oncogenic alterations and acquired pan-FGFR inhibitor resistance mutations, the trial will include patients that are naïve to pan-FGFR inhibitors, as well as those that have progressed on pan-FGFR inhibitors. Ultimately, extensive clinical studies of RLY-4008 will be required to determine if the differentiation we observed in the preclinical studies described below translates into clinical benefit for patients. The clinical data that we expect to generate in any such clinical studies will constitute the bulk of the data needed to support an application for marketing approval of RLY-4008. Unless we conduct head-to-head studies of RLY-4008 against other molecules as part of our future clinical trials, we would not expect to rely upon RLY-4008’s potential differentiation from any other molecules in connection with submissions to the FDA or other regulatory agencies, as applicable, for approval or otherwise.

In addition, in our head-to head preclinical experiments utilizing cellular in vitro assays and mouse models, we selected dose levels for the other molecules to match human exposure of the approved dose or the dose being used in its clinical studies, as applicable, and we used the proportional dose levels of RLY-4008 that we believe are comparable to what we expect to utilize in our future clinical studies. The differences in these dose levels may have had an impact on the differentiation in the preclinical results we observed.

We demonstrated in enzymatic and cellular assays that RLY-4008 was over 200-fold more potent at inhibiting FGFR2 compared to FGFR1 (Figure 18). In addition to selectivity over FGFR1, RLY-4008 is also selective over the other members of the FGFR family, FGFR3 (>80-fold) and FGFR4 (>4,000 fold) in biochemical assays.

Figure 18: RLY-4008 is selective for FGFR2 over FGFR1.

The selectivity of RLY-4008 for FGFR2 over FGFR1 was determined by comparing the potency (IC50) of RLY-4008 and other clinical non-selective FGFR inhibitors in biochemical assays using Caliper technology (PerkinElmer). Human FGFR1 and FGFR2 (Carna Biosciences) were incubated with a peptide substrate (PerkinElmer) in the presence of varying concentrations of the indicated inhibitor for 30 minutes. Reactions were carried out in the presence of 100 mM ATP and 10 mM MgCl2 for 90 minutes. Non-selective FGFR inhibitors were obtained from vendors that provide compounds based on chemical structures published in the patent literature (Cayman Chemical, MedChemExpress, Selleckchem). Fold change in potency was calculated using the average IC50 obtained for each inhibitor in three independent experiments. RLY-4008 showed greater than 200-fold selectivity for FGFR2 over FGFR1.

RLY-4008 has minimal inhibition of targets other than FGFR2 and demonstrates FGFR2-dependent cell-killing in cancer cell lines. It has bioavailability suitable for oral dosing, is metabolically stable, and has demonstrated good pharmacokinetics in preclinical in vivo models. Human pharmacokinetic projections are consistent with once or twice daily oral dosing. RLY-4008 is predicted to have low risk of drug-drug interactions based on weak inhibition of drug metabolizing enzymes. It is readily synthesized in bulk, can be formulated for oral delivery, and exposures at the highest non-severely toxic dose were several fold in excess of the predicted human efficacious exposures.

In a patient-derived xenograft, or PDX, mouse model of ICC harboring a FGFR2 fusion, treatment with RLY-4008 led to tumor regression at doses as low as 10 mg/kg delivered twice a day (Figure 19). Non-selective inhibitors, pemigatinib and futibatinib, also resulted in tumor volume reductions in this model when dosed at levels selected to match their human exposure in clinical studies.

To preclinically validate our effort to engineer selectivity for FGFR2 as a means of reducing the risk of hyperphosphatemia, we examined the effect of RLY-4008 in an industry standard rat model of hyperphosphatemia. No evidence of hyperphosphatemia was seen with doses of RLY-4008 that resulted in exposures leading to tumor regression in our FGFR2 gene fusion ICC PDX mouse model (Figure 19). By contrast, when dosed at levels selected to match human exposure in clinical studies, futibatinib led to increased hyperphosphatemia. Additionally, in 28-day GLP toxicology studies in rats and dogs, neither hyperphosphatemia nor tissue mineralization were observed with RLY-4008 at exposures in the animal corresponding to the predicted human efficacious exposures.

Figure 19: RLY-4008 leads to tumor regression in an FGFR2 fusion positive ICC PDX model and does not cause hyperphosphatemia.

(a) Anti-tumor activity of RLY-4008 dosed twice daily (BID) by oral administration in an FGFR2 fusion-positive ICC PDX model. RLY-4008 induced dose-dependent regression when administered at 10 or 30 mpk BID. TAS-120 at 2 mpk TID (red) and pemigatinib at 0.5 mpk BID (pink) were dosed at levels selected to match their clinical exposures. Data points indicate mean tumor volume (n=6 per group) and error bars represent standard error of the mean. All treatment groups are statistically significant when compared to vehicle with p<0.001 as determined by two-sided t-test.

(b) Serum phosphate measurements in rats dosed twice daily with RLY-4008 (blue) or TAS-120 (red) by oral administration. Doses of RLY-4008 (100 and 200 mpk BID) resulting in exposures leading to tumor regression in our FGFR2 gene fusion ICC PDX model do not cause significant hyperphosphatemia. Doses of TAS-120 (3 mpk BID and 10 mpk QD) selected to match human exposures in clinical studies cause significant hyperphosphatemia. Data indicate the mean serum phosphate level (n=5 per group), and error bars represent standard deviation. TAS-120 treatment groups are statistically significant when compared to vehicle with p<0.01 as determined by one-way ANOVA.

Additionally, RLY-4008 was able to achieve in vivo efficacy in mouse models of FGFR2-fusion gastric cancer, FGFR2-amplified gastric cancer, and FGFR2-mutant endometrial cancer. Treatment with RLY-4008 led to tumor regression at 3 mg/kg delivered twice a day in a FGFR2 gene fusion gastric cancer model, and at 10 mg/kg delivered twice a day in a FGFR2-amplified gastric cancer or FGFR2-mutant endometrial cancer models (Figure 22). All of these doses result in exposures that do not cause hyperphosphatemia in an industry standard rat model. Importantly, RLY-4008 achieved complete regression in an FGFR2-mutant endometrial cancer model (AN3CA) harboring the N550K mutation that reduced the potency of pemigatinib by 185-fold.

Figure 22: RLY-4008 leads to tumor regression in an FGFR2-fusion gastric cancer PDX, the FGFR2-amplified gastric cancer SNU16 xenograft model, and the FGFR2 N550K-mutant endometrial cancer AN3CA xenograft model.

Anti-tumor activity of RLY-4008 dosed twice daily (BID) by oral administration in (a) an FGFR2 fusion gastric cancer PDX model, (b) the FGFR2-amplified SNU16 gastric cancer xenograft model, and (c) the FGFR2 K310R; N550K mutant AN3CA endometrial cancer xenograft model. Data points indicate mean tumor volume and error bars represent standard error of the mean. Statistical analyses were performed using one-way ANOVA. (a) n=8 per group; treatment groups are statistically significant when compared to vehicle with p<0.001. (b) n=7 per group; treatment groups are statistically significant when compared to vehicle with p=0.001 for 10 mpk BID group and p<0.001 for 30 mpk BID group. (c) n=8 per group; two high-dose groups are statistically significant when compared to vehicle with p=0.003 for 30 mpk BID group and p=0.005 for 10 mpk BID group. p=0.627 for 3 mpk BID group.

Another predicted advantage of RLY-4008 concerns resistance mutations. These new mutations in FGFR2 arise during treatment, reducing the potency of non-selective FGFR inhibitors and making tumors resistant to treatment. In preclinical experiments, we have shown that RLY-4008 retains activity against a broad panel of mutations known to be associated with resistance to non-selective FGFR inhibitors (Figure 20).

Figure 20: RLY-4008 retains potency against common FGFR2 resistance mutations.

Heatmap showing fold change in potency (IC50) on FGFR2 mutations compared to FGFR2 WT. Human FGFR2 cDNA (NCBI Reference Sequence: NM_022970.3) was cloned into pLenti-P2A-Puro vector, site-directed mutagenesis was performed for the indicated mutations, and plasmid purification was conducted at GenScript. Lentivirus for each vector was prepared using Lenti-vpak Lentiviral Packaging Kit, and FGFR2 WT or FGFR2 mutants were expressed in HEK-293 cells via lentiviral transduction. Cells were incubated with various concentrations of the indicated inhibitors for 2 hours and potency of FGFR2 was determined using a pFGFR2 (Tyr 653/654) HTRF assay (Cisbio) per the manufacturer’s protocol. Colors indicate the fold loss in potency for the mutant FGFR2 vs WT. Gatekeeper mutations block access to the binding site of non-selective inhibitors. Molecular brake mutations disrupt an autoinhibitory conformation of FGFR2, resulting in kinase activation. Other mutations listed have various reported mechanisms of kinase activation.

In the studies published to date describing resistance, multiple FGFR2 resistance mutations have been reported, with mutations at position V565 and N550 being most common. Mutations sterically block access to the binding site of non-selective FGFR inhibitors and/or disrupt an auto-inhibitory conformation of FGFR2. Among mutations, V565F and N550K are two of the most prevalent. To further evaluate the activity of RLY-4008 against FGFR2 resistance mutations, the in vivo activity of RLY-4008 was compared to five different pan-FGFR inhibitors including pemigatinib, infigratinib, erdafitinib, zoligratinib, and futibatinib in an ICC FGFR2 fusion cancer PDX model with the V565F mutation and to pemigatinib in the AN3CA endometrial cancer CDX model with the N550K mutation. In both models, RLY-4008 was able to induce regression at doses resulting in exposures that do not cause hyperphosphatemia in an industry standard rat model. By contrast, when dosed at levels selected to approximate human exposure in clinical studies, the pan-FGFR inhibitors showed little to no anti-tumor activity in both models (Figure 23).

Figure 23: RLY-4008 induces tumor regression in FGFR2 V565F and N550K-mutant xenograft models.

Anti-tumor activity of RLY-4008 and pan-FGFR inhibitors in xenograft models harboring common on-target resistance mutations. (a) RLY-4008 and pan-FGFR inhibitors were dosed once daily (QD) by oral administration in an ICC FGFR2 fusion cancer PDX model with the V565F mutation. RLY-4008 induced regression whereas all pan

FGFR inhibitors grew in the presence of drug. (b) RLY-4008 and pemigatinib dosed twice daily (BID) by oral administration in the FGFR2 K310R;N550K mutant AN3CA endometrial cancer xenograft model. RLY-4008 induced regression whereas pemigatinib was inactive. Data points indicate mean tumor volume and error bars represent standard error of the mean. RLY-4008 cohort is statistically significant when compared to vehicle or pan-FGFR inhibitors with p<0.001 as determined by one-way ANOVA.

Although RLY-4008 retains activity preclinically against common FGFR2 resistance mutations, tumors may develop bypass resistance by shifting growth factor signaling to an alternate receptor, rendering them less sensitive to the targeted therapy. SHP2, a protein tyrosine phosphatase, regulates the activity of multiple RTKs, and may be an effective way to overcome bypass resistance to RLY-4008. To demonstrate the potential for RLY-1971 as a combination partner for RLY-4008, we tested a population of four patient-derived FGFR2-fusion positive ICC cell lines. These cells were derived from patients that initially responded to non-selective FGFR inhibitors, but then acquired bypass resistance to FGFR inhibition during their treatment. While these cell lines were resistant to treatment with our FGFR2 inhibitor RLY-4008, all resistant cells were sensitive to RLY-1971 with IC50s of less than 100 nM (Figure 24). Given the role of SHP2 in mediating bypass resistance to multiple targeted therapies, we intend to investigate the clinical potential of the combination of RLY-1971 with RLY-4008.

Figure 24: RLY-1971 overcomes bypass resistance to FGFR2 inhibition in patient-derived FGFR2 fusion positive ICC cell lines.

Anti-proliferative effect of RLY-1971 in patient-derived FGFR2 fusion positive ICC cells tested in a 2D proliferation assay. These cell models were derived from patients that initially responded to non-selective FGFR inhibitors, but then progressed during their treatment (the specific FGFR2 fusion present in the cells is indicated). These cells are resistant to treatment with our FGFR2 inhibitor RLY-4008 (blue lines), whereas RLY-1971 demonstrates anti-

proliferative and cytotoxic activity (red lines), with IC50s as follows: (a) 13 nM, (b) 20 nM, (c) 39 nM, and (d) 91 nM. The dotted line at 0 indicates complete growth suppression, with values below 0 indicating cytotoxicity.

Our clinical development plan

The RLY-4008 clinical development plan seeks to leverage the unique potential for enhanced tolerability and broad FGFR2 mutational coverage to rapidly generate proof-of-concept in molecularly defined patient subsets.

We initiated a first-in-human clinical trial of RLY-4008 enriched for patients with advanced solid tumors having oncogenic FGFR2 alterations in September 2020. The primary objectives are to determine the maximum tolerated dose (MTD)/recommended phase 2 dose (RP2D) and to define the overall safety profile of RLY-4008. Secondary objectives are to assess the pharmacokinetics, pharmacodynamics and to explore anti-tumor activity of RLY-4008. Patients will initially receive RLY-4008 administered orally, twice daily.

The first trial will employ a 2-part dose escalation/dose-expansion design. Given RLY-4008’s strong preclinical activity against both primary oncogenic alterations and acquired pan-FGFR inhibitor resistance mutations, the trial will include patients that are naïve to pan-FGFR inhibitors, as well as those that have progressed on pan-FGFR inhibitors. Observation of significant clinical activity in one or more patient populations in this exploratory first-in-human trial would support further trials to confirm the risk-benefit profile of RLY-4008 in patients with oncogenic FGFR2 alterations. These trials may include continued evaluation of RLY-4008 as a monotherapy in single arm trials in patient populations without an established standard-of-care therapy available, which could be used to support filings for marketing authorization for RLY-4008. The development program for RLY-4008 may also include randomized trials of RLY-4008 compared to a relevant standard-of-care therapy.

We anticipate giving an initial clinical update on this trial in the second half of 2021.

Figure 25: First-in-human clinical trial for RLY-4008

Development of RLY-4008 will require identification of appropriate patients for treatment with FGFR2 alterations using molecular diagnostic tests. In early phase clinical trials, patients will be identified using local testing performed at clinical trial sites, with retrospective centralized testing to confirm the tumor genetic status. In later phase trials, we will likely collaborate with a diagnostic partner to identify patients for clinical trial enrollment using an analytically validated investigational molecular diagnostic. The tumor genetic contexts that we are considering for development of RLY-4008 (FGFR2 fusions, amplifications and mutations) can currently be detected using FDA-approved next generation sequencing based panel diagnostics (e.g. Foundation One, Guardant 360).

Mutant-PI3Kα Inhibitor Programs

Overview

RLY-PI3K1047 is the lead compound in our franchise of programs targeting cancer-associated mutant variants of phosphoinositide 3-kinase alpha, or PI3Kα. RLY-PI3K1047 is a small molecule inhibitor of PI3Kα that we designed to specifically target PI3Kα H1047X mutant via a previously undescribed allosteric mechanism. Oral dosing of RLY-PI3K1047 resulted in tumor growth inhibition in a mouse xenograft model of PI3Kα H1047R mutant carcinoma. We expect to begin IND-enabling studies for a differentiated PI3Kα H1047X mutant-selective inhibitor in 2021. We believe PI3Kα H1047X mutant cancers affect approximately 10,000 late-line patients annually in the United States. In the future, if RLY-PI3K1047 advances to earlier lines of treatment, it could potentially address approximately 50,000 patients annually in the United States.

Two additional mutations of interest for our PI3Kα franchise are E542X and E545X. We estimate there are approximately 15,000 late-line and 60,000 total patients annually in the United States who might benefit from a PI3Kα targeted inhibitor that targets the mutations at E542 and E545.

Figure 26: PI3Kα addressable patient populations

1) Estimated frequency percentages are based on counts of known/likely functional alterations in the Foundation Medicine Insights database. 2) Based on projected cancer deaths in all solid tumors from the National Cancer Society’s SEER database as a proxy for late-line cancer patient incidence. 3) These data are based on projections from the National Cancer Society’s SEER program for estimated new cases of advanced solid tumors.

Role of PI3Kα in cellular proliferation and differentiation

Mutations at amino acid H1047 of PI3Kα are among the most common kinase mutations in cancer and are believed to be a primary driver of carcinogenesis. There are no approved therapies that selectively target mutant versions of PI3Kα. Inhibitors that are not mutant-selective are associated with dose-limiting toxicities resulting in frequent discontinuations that restrict their therapeutic potential. Additionally, these inhibitors also can inhibit other isoforms of PI3K, including PI3Kδ, which can further result in toxicity. Our belief is that selectively targeting mutant PI3Kα could result in improved target inhibition and increased clinical efficacy (Figure 27).

Figure 27: RLY-PI3K1047 is a selective inhibitor of H1047X mutant PI3Kα. WT PI3Kα plays a critical role in normal cellular signaling and function, including glucose uptake and insulin regulation. Inhibition of WT PI3Kα by non-mutant selective PI3K inhibitors results in hyperglycemia, hyperinsulinemia and other toxicities. This results in decreased efficacy by requiring dose reductions.

Leveraging our structural biology capabilities, we solved what we believe to be the first full-length structure of PI3Kα using cyrogenic electron microscopy (Cryo-EM) and utilized a range of experimental techniques to understand both H1047R mutant and wild-type conformations. We used this rich experimental data set to power molecular dynamics simulations of H1047R mutant PI3Kα to identify a series of dynamic structural changes caused by the mutation, which were not elucidated by prior structural studies of either H1047R mutant or wild-type PI3Kα. The lead compound in this program, which we refer to as RLY-PI3K1047, was designed to exploit these dynamic differences and bind to a novel allosteric site to achieve heightened mutant selectivity. We intend to initiate IND-enabling studies for our first PI3Kα mutant selective inhibitor, which is focused on H1047X, in 2021.

PI3Kα mutations drive the development of cancer

PI3Kα is the central regulator of a cellular signaling pathway that has been linked to a diverse group of cellular functions related to cancer including cell growth, proliferation and survival. Data collected as a part of Foundation Medicine Insights and other data sources identifies PI3Kα as the most frequently mutated kinase in cancer. (Figure 28).

Figure 28: PI3Kα is a common mutation in cancer.

Approximately 80% of the mutations in PI3Kα cluster at three amino acids, or locations. These are E542 and E545 in the helical domain, and H1047 in the kinase domain. The most common mutation at amino acid H1047 is H1047R, but other H1047 mutations (such as H1047L, H1047Y, and others) are also observed across cancers. The abbreviation “H1047X” is used to refer to any H1047 mutation. Similarly, the most common mutations in the helical domain are E542K and E545K, but other mutations (such as E542Q, E545A, and others) are also observed across cancers. The abbreviation “E542/E545X” is used to refer to any helical domain mutation. The H1047R mutation has been shown to induce extensive and diverse cellular changes in pre-clinical models of breast cancer, demonstrating how a single mutation at amino acid H1047 can have large consequences and induce a cancer phenotype. The E5452K and E545K mutations have also been shown to increase PI3Kα activity, promote cell growth and invasion in vitro, and induce tumorigenesis in vivo. While H1047X and E542/E545X mutations have been shown to result in aberrant PI3Kα activity, they do so through distinct biological mechanisms.

Limitations of current PI3Kα inhibitors

Given the large number of patients with PI3Kα mutations, several small-molecule inhibitors of PI3Kα are in development for oncology indications. However, these inhibitors have to our knowledge been largely ineffective when used as monotherapy in cancer. All of these inhibitors target the catalytic (orthosteric) site of PI3Kα. One challenge faced by these inhibitors has been drug intolerance, especially at the high doses routinely used in cancer trials. Alpelisib, marketed as Piqray® by Novartis, is the only FDA-approved inhibitor for cancers with mutated PI3Kα. However, alpelisib is not a selective inhibitor for mutant forms of PI3Kα; it is a potent inhibitor of both the wild-type form of PI3Kα as well as the mutant form. Nonetheless, alpelisib is approved to be used in combination with fulvestrant, an estrogen receptor degrader, in PI3Kα-mutated breast cancer. When used in combination with fulvestrant, alpelisib was associated with significant adverse events, including severe hypersensitivity, diarrhea and severe pneumonitis. Hyperglycemia was reported in 64% of patients and over 36% of patients experienced Grade 3 or Grade 4 hyperglycemia. To manage hyperglycemia, insulin along with other anti-diabetic medication was used in 87% of patients. Gastrointestinal toxicity was reported in 93% of patients, with 9% experiencing Grade 3 gastrointestinal toxicity. Additionally, 36% of patients experienced rash, with 10% experiencing Grade 3 rash. The combination of these adverse events resulted in 64% of patients requiring dose reductions and 25% of patients discontinuing treatment. Despite 11 month progression-free survival (PFS) in the SOLAR-1 Phase 3 trial of alpelisib, the median duration of dosing in the alpelisib arm was 5.5 months, indicating the majority of patients discontinued dosing prior to disease progression. The observed hyperglycemia is believed to be caused by inhibition of wild-type PI3Kα and therefore is considered an on-target toxicity for alpelisib. In addition to causing dose-limiting toxicity, systemic glucose-insulin feedback caused by inhibiting wild-type PI3K results in elevated insulin that can activate PI3K signaling and subsequently limit the efficacy of PI3K inhibitors. While these factors limit the clinical utility of alpelisib, these data nonetheless establish mutant PI3Kα as a clinically validated target in breast cancer. Because these toxicities result in suboptimal doses and dosing schedules that result in incomplete PI3Kα inhibition, we believe that a H1047X or E542/E545K mutant selective inhibitor will enable improved target inhibition, and therefore improved clinical efficacy. Additionally, overcoming hyperinsulinemia and hyperglycemia could increase efficacy by preventing insulin feedback that activates PI3K signaling.

Our solution, mutant selective inhibition of PI3Kα

Given the existence of mutations in PI3Kα with different biological mechanisms underlying aberrant activity, we believe there are multiple opportunities to develop distinct mutant selective inhibitors of PI3Kα. Addressing the challenge of mutant selectivity required us to express and then solve the structure of the full-length PI3Kα protein. This structure, which to our knowledge had previously not been solved, represented a technical challenge because PI3Kα is a membrane-bound protein. This type of protein is typically difficult both to purify in large quantities and to crystallize. Nonetheless, we were able to obtain the structure of full-length PI3Kα using Cryo-EM. The three-dimensional structure of PI3Kα was determined by collecting data from two-dimensional electron microscopic projections of thin layers of protein. The resulting three-dimensional protein structure provided us with fundamental insights into the mechanism of activation of PI3Kα and the impact of mutations on its function. Through the integration of these structural insights with a combination of experimental and computational techniques, our aim is to develop a franchise of mutant selective PI3Kα inhibitors. The first lead molecule derived from these efforts, which is focused on H1047X, is described below.

Current lead molecules for PI3K-H1047X Mutations, RTX-1 and RTX-2

RLY-PI3K1047 encompasses our lead small molecule inhibitors of PI3Kα, RTX-1 and RTX-2, that we designed to specifically target PI3Kα H1047X mutant via a previously undescribed allosteric mechanism. As described above, adverse events such as hyperglycemia are common among PI3K inhibitors that have been tested in the clinic, leading us to focus on identifying an inhibitor that bound to a novel site on PI3Kα. Our intent was to obtain a molecule that could selectively bind to the mutant form of PI3Kα.

Structural analyses of PI3Kα showed that mutations at amino acid H1047 cause structural alterations that are located away from the catalytic site, the place where other PI3K inhibitors bind. We then performed long timescale molecular dynamics simulations of wild-type and H1047R mutant PI3Kα to identify a series of dynamic structural changes caused by the mutation that are not present in the wild-type protein.

Utilizing this structural information, we designed inhibitors to target a novel allosteric binding site on the PI3Kα H1047R mutant protein that our computational and experimental approaches exposed. This process led to the discovery of RTX-1 and RTX-2, which are approximately 5-10-fold selective for the H1047R mutant form of PI3Kα compared to the wild-type protein in biochemical assays (Figure 29). In contrast, alpelisib and GDC-0077 (an orthosteric PI3Kα inhibitor currently in development) biochemically inhibited the mutant and wild-type proteins with approximately equivalent potency. In addition, we found that RTX-1 and RTX-2 are selective for PI3Kα over other PI3K isoforms, including PI3Kß and PI3Kδ, showing no measurable inhibition. In contrast, alpelisib and GDC-0077 inhibited the PI3Kδ isoform with IC50 < 1µM. Given toxicities associated with inhibitors that target PI3K isoforms other than PI3Kα and GDC-0077, including gastrointestinal side effects and transaminitis, we believe that these molecules provide a dual advantage of isoform and mutant selectivity, which could result in increased clinical efficacy compared alpelisib or other orthosteric PI3Kα inhibitors.

Figure 29: Compared to alpelisib and GDC-0077, RTX-1 and RTX-2 are more selective for the PI3Kα mutant (H1047R) compared to wild-type (a) and more selective for the PI3Kα isoform compared to other PI3K isoforms PI3Kß and PI3Kδ (b).

Biochemical potency for RLY-PI3K1047 compared to alpelisib and GDC-0077. IC50 values are shown for inhibition of the PI3Kα mutant (H1047R) compared to wild-type (a) and for PI3Kα compared to other PI3K isoforms (b). Phosphotransfer activity (PtdIns(3,4,5)P3 production in liposomes using diC8-PtdIns(4,5)P2 as a substrate in the presence of 100uM ATP and titrated compounds after a 120min incubation) was measured by ADP-Glo. All samples were run in duplicate and data represent the mean.

This increased biochemical potency for PI3Kα H1047R mutant protein translates into an increased potency in cellular pharmacodynamic assays. RTX-1 was approximately 10-fold more potent for inhibition of phosphorylated AKT (pAKT), a key substrate of PI3Kα, in transformed breast epithelial cells expressing PI3Kα H1047R compared to the same cells expressing wild-type PI3Kα. RTX-2, an example of another lead compound generated in this program, also showed approximately 10-fold increased potency for inhibition of pAKT in transformed breast epithelial cells expressing PI3Kα H1047R (Figure 30). In contrast, alpelisib and GDC-0077 (an orthosteric PI3Kα inhibitor currently in development) showed approximately equal potencies in cells expressing either the mutant or wild-type forms.

Figure 30: Compared to other clinical PI3Kα inhibitors (alpelisib and GDC-0077), Relay compounds more potently inhibits pAKT in cells expressing H1047R mutant PI3Kα compared to cells expressing wild-type PI3Kα.

Inhibition of pAKT by Relay compounds RLY-PI3K1047 and RTX-2 in a pharmacodynamic assay. MCF10A immortalized breast epithelial cells endogenously expressing wild-type PI3Kα (a) or engineered to express the PI3Kα H1047R mutation (b) were treated with alpelisib, GDC-0077 or Relay compounds. After 2 hours cell lysates were collected and the impact on pAKT levels was assessed using an HTRF assay (three fold dilution dose response was run in duplicate, data represented as mean +/- standard error of the mean). Half maximal effective concentrations (EC50) from the dose response curves (a, b) are plotted in (c).

The selectivity of RTX-1 was then evaluated in vivo. Oral dosing of RTX-1 resulted in tumor growth inhibition in a mouse xenograft model of PI3Kα H1047R carcinoma at doses of 100 mg/kg delivered once or twice daily or 50 mg/kg delivered twice daily. (Figure 31). An important validation of our efforts to avoid the dose-limiting toxicities associated with other PI3K inhibitors is the effect of RTX-1 on hyperinsulinemia. As discussed above, hyperinsulinemia and hyperglycemia can lead to decreased efficacy of PI3K inhibitors. In a study evaluating the effects of alpelisib or RTX-1 treatment on insulin levels, RTX-1 led to minimal changes in serum insulin (p=0.116 compared to vehicle by 2-way ANOVA) when administered orally at all doses tested for the duration of the study. In contrast, alpelisib treatment resulted in increases in serum insulin (p<0.0001 compared to vehicle by 2-way ANOVA). Additionally, in an oral glucose tolerance test (OGTT) assessing insulin response after dosing of compounds, alpelisib treatment at 50 mg/kg once daily lead to larger increases in serum insulin compared to all doses of RLY-PI3K1047 tested (p<0.0001 by 2-way ANOVA).

Figure 31: RTX-1 inhibits tumor growth in vivo with minimal increases in serum insulin levels.

Anti-tumor activity and impact on serum insulin levels in response to treatment with RTX-1.

(a) The CAL33 xenograft model was dosed once or twice daily (12 hour interval) with RTX-1 by oral administration or alpelisib once daily by oral administration, and tumor growth was evaluated. Data represent mean tumor volume over time, and error bars represent standard error of the mean. (n=8 per group).

(b) Insulin levels in serum were measured one hour before and one hour after drug administration in non-tumor bearing animals throughout an 8 day dosing period (measurements were taken specifically on day 1, 3, 5 and 8, n=8 per group). Data presented as mean +/- standard error of the mean.

While RTX-1 is one lead molecule generated in this franchise, we are continuing lead optimization to identify mutant selective inhibitors of PI3Kα meeting our criteria to enter IND-enabling studies.

Our clinical development plan

We expect to begin IND-enabling studies for a differentiated PI3Kα H1047X mutant-selective inhibitor in 2021. With this profile, we will look to advance a precision medicine program that quickly establishes safety, tolerability, and preliminary efficacy, in patients with advanced solid tumors with H1047X mutations. Upon completion of dose escalation, the mutant PI3Kα inhibitor will be tested as a monotherapy in advanced cancer patients with PI3Kα H1047X mutations in a tumor-agnostic study. We will also pursue disease-specific development paths including combination with endocrine therapy +/- CDK4/6 inhibitors in hormone-receptor positive breast cancer and a PI3Kα H1047X mutation.

RLY-1971, an inhibitor of SHP2

Overview

RLY-1971 is designed to be an oral, small molecule inhibitor of the protein tyrosine phosphatase SHP2 that binds and stabilizes SHP2 in its inactive conformation. SHP2 promotes cancer cell survival and growth through the RAS pathway by transducing signals downstream from RTKs. Additionally, activating SHP2 mutations result in enhanced signaling in the absence of ligand stimulation and has been identified as oncogenic drivers in a range of tumors. As a critical signaling node and regulator, SHP2 drives cancer cell proliferation and plays a key role in the way cancer cells develop resistance to targeted therapies. We believe that inhibition of SHP2 could block a common path that cancer cells exploit to avoid killing by other antitumor agents, thus overcoming or delaying the onset of resistance to those therapies. We are currently evaluating the safety and tolerability of RLY-1971 in a Phase 1 dose escalation study in patients with advanced or metastatic solid tumors. In December 2020, we entered into the Genentech Agreement, a global collaboration and license agreement with Genentech for the clinical development and commercialization of RLY-1971. Given the range of cancers that are related to SHP2 dependence, we believe RLY-1971 has the potential to serve as a combination backbone therapy.

We estimate there are approximately 55,000 late-line patients annually in the United States with advanced lung cancer who might benefit from a combination of RLY-1971 with another targeted inhibitor. In the future, if RLY-1971 advances to earlier lines of combination treatment for lung cancer, we believe it could be applied in the treatment of approximately 90,000 patients annually in the United States. The subset of patients with KRAS G12C mutations in lung cancer that could potentially benefit from the combination of RLY-1971 with GDC-6036 is approximately 15,000-25,000 annually in the United States.

SHP2: a central regulator of cell signaling

SHP2 is a protein tyrosine phosphatase that plays a critical role in the transduction of intracellular signals downstream from RTKs, promoting cell survival and growth through the RAS pathway. SHP2 was the first phosphatase identified as a recurrently mutated oncogene, providing genetic support for the importance of SHP2 activation in promoting cancer. In addition to the central role of SHP2 in RTK signaling, some alterations in the RAS signaling pathway amplify signals transmitted by SHP2 and can therefore be suppressed by SHP2 inhibition. These include specific mutant forms of RAS (KRAS G12C and KRAS G12A), genomic amplification of wild-type KRAS, loss-of-function mutations in NF1, and class 3 mutations in BRAF. Consequently, there are multiple cancer genetic contexts where SHP2 inhibition could be beneficial as a monotherapy.

A key feature of SHP2 as an oncology target is its ability to regulate cell signaling that arises from multiple RTKs (Figure 7). Therapies targeted to these RTKs, and therapies targeting downstream nodes such as PI3K, KRAS and MEK, are often unable to durably inhibit tumor growth because these tumors are able to bypass the targeted RTK and shift growth factor signaling to an alternate RTK, rendering them less sensitive to the targeted therapy. This is generally referred to as bypass resistance. Because SHP2 regulates the activity of multiple RTKs, inhibition of SHP2 is an effective way to overcome bypass resistance as confirmed by cellular and animal model experiments. Indeed, added benefit of SHP2 inhibition has been demonstrated pre-clinically in combination with multiple agents, such as those targeting MEK, KRASG12C, EGFR, and ALK. We believe our SHP2 inhibitor has the potential to become a commonly used combination partner with multiple targeted therapies including those in our own pipeline.

Figure 7: SHP2 regulates the activity of multiple receptor tyrosine kinases (RTKs).

Our solution, RLY-1971

RLY-1971 is a small molecule inhibitor of SHP2 that binds and stabilizes SHP2 in its inactive conformation.

We utilized a combination of experimental and computational techniques to identify unique inhibitors. For example, using long timescale MD simulations we were able to understand changes in the dynamics of the binding pocket over time that would not have been appreciated with shorter timescale simulations (Figure 8). Informed by high-resolution room-temperature X-ray crystallographic data, we created a virtual representation of our lead molecule bound to the SHP2 protein. We then simulated this system over long timescales. As shown in Figure 8, we observed that a loop (green) to the left of the small molecule (orange) moves down towards the molecule over the course of the simulation. Our medicinal chemists were then able to leverage this understanding in their designs to create an inhibitor of SHP2. Importantly, this loop cannot be resolved using conventional X-ray crystallography. Therefore, relying on standard techniques could deprive medicinal chemists of a critical insight as they attempt to design improved compounds.

Figure 8: We depict a small molecule docked in a representation of the SHP2 protein where there is a green loop visible to the left of the small molecule (orange). A 500 ns MD simulation (0.5 µs) shows that the green loop is far away from the small molecule (left). A longer simulation (10.0 µs), reveals that the loop flips downwards, close to where the small molecule binds (right).

We then prioritized compounds with the best predicted binding to SHP2 over a 10 µs molecular dynamics simulation and tested the most stable compounds in our biochemical assay. This enabled filtering and prioritization of candidate molecules, resulting in the identification of RLY-1971, our clinical-stage compound. RLY-1971 inhibits SHP2 phosphatase activity (750 pM IC50) in a biochemical assay designed to monitor dephosphorylation of a probe substrate. RLY-1971 also inhibits SHP2 in cellular assays, as measured by inhibition of ERK1/2 phosphorylation at Thr202/Tyr204 (1.3 nM IC50 in KYSE-520, an EGFR amplified gastric cancer cell line), and by inhibition of cancer cell proliferation (70 nM IC50 in KYSE-520 and 11 nM IC50 in NCI-H358, a KRASG12C mutant NSCLC cell line) (Figure 9).

Figure 9: RLY-1971 potently inhibits SHP2 in biochemical and cellular assays.

RLY-1971 shows minimal inhibition of targets other than SHP2. RLY-1971 has bioavailability suitable for oral dosing, is metabolically stable, and demonstrates favorable pharmacokinetic properties in preclinical in vivo models. We do not predict that RLY-1971 will have significant drug-drug interactions based on weak inhibition of drug metabolizing enzymes. It is readily synthesized in bulk, can be formulated for oral delivery, and was well-tolerated in animal models.

We believe the key differentiating features of RLY-1971 from other SHP2 inhibitors in clinical development are:

•	Chemical distinctiveness: it is chemically distinct from other SHP2 inhibitors in clinical development
•	Potency: demonstrated 750 pM IC50 inhibition of SHP2 phosphatase in biochemical assays

•	Dosing potential: projections of human pharmacokinetics suggest RLY-1971 will be amenable to continuous once daily dosing at relatively low active doses

RLY-1971 monotherapy pre-clinical experience

SHP2 inhibition has been shown in third party studies to result in tumor stasis or regression in preclinical xenograft models of tumors harboring KRAS genomic amplification, KRASG12C mutations, NF1LOF mutations, or BRAFClass3 mutations. Consistent with these findings, in our internal pre-clinical studies, RLY-1971 inhibited the proliferation of a panel of cancer cell lines driven by KRAS mutations that require signals transmitted by SHP2 (KRASG12C and KRASG12A) but was inactive in cancer cell lines driven by other KRAS mutations that do not require SHP2 signals (KRASG12D) (Figure 10).

Figure 10: Inhibition of proliferation by RLY-1971 in cancer cell lines driven by KRAS mutations. Mutations that require SHP2 signals are potently inhibited by RLY-1971, whereas mutations that do not require SHP2 signals are insensitive to RLY-1971.

A panel of KRASG12 mutant cancer cell lines were grown in 3D spheroids and treated with RLY-1971 in a proliferation assay. KRASG12C and KRASG12A mutations retain intrinsic GTPase activity and therefore require SHP2 signaling, whereas the KRASG12D mutation does not. For cell lines indicated, cells were plated at a density of 2000 cells/well in round bottom ultra-low attachment 384-well plates (Corning) in growth media and cells are allowed to form three-dimensional structures at 37°C, 5% CO2 incubator for 48 hours. After a 48 hour incubation period, cells were then treated in triplicate with serial 3-fold dilutions of inhibitor in complete growth media and cells were returned to incubator for an additional 120 hours. CellTiter-Glo 3D reagent (Promega) was then added into each well and incubated are room temperature for 30 minutes followed by reading on an EnVision Reader (Perkin Elmer) using standard conditions. Assay data was normalized to DMSO control wells. Dose response curve fitting and IC50 values were determined using Genedata analyzer.

To demonstrate activity of RLY-1971 as a single agent in vivo, we tested it in multiple cancer xenograft mouse models. Consistent with our in vitro data and the role of SHP2 as a critical mediator of RTK signaling, we observed that RLY-1971 induced regression in cancer xenograft models harboring a KRASG12C mutation or genomic amplification of EGFR when administered on a continuous dosing schedule (Figure 11).

Figure 11: RLY-1971 induces regression in KRAS G12C mutant and EGFR amplified cancer xenograft models.

Anti-tumor activity of the SHP2 inhibitor RLY-1971 dosed twice daily by oral administration (PO BID) in (a) the KRAS G12C mutant NSCLC xenograft model NCIH358 after 28 days on treatment and (b) the EGFR amplified gastric cancer xenograft model KYSE-520 after 21 days on treatment. Treatment with RLY-1971 resulted in dose-dependent anti-tumor activity and regression in both models. Data represent waterfall plots of individual end of study tumors, with tumor volume expressed as percentage change relative to initial tumor volume. Each animal is represented as a separate bar (number of mice per group = 8). For each of the studies the statistical difference between the vehicle treated and RLY-1971 treated groups was assessed by one-way analysis of variance (ANOVA). In both studies the RLY-1971 treated groups were determined to be significantly different than the vehicle treated group with a P value < 0.001.

In addition, RLY-1971 inhibited the proliferation of cancer cell lines engineered to express known cancer mutations in SHP2 (Figure 12). These mutations bias SHP2 towards an open, active conformation in direct opposition to the allosteric inhibition effected by RLY-1971. RLY-1971 retains nanomolar potency against activating mutations of SHP2. We hypothesize that the activity of RLY-1971 against activating mutations of SHP2 could result in more durable benefit by suppressing the emergence of resistant cell populations with SHP2 resistance mutations.

Figure 12: RLY-1971 inhibits the proliferation of cells expressing known SHP2 activating mutations.

Inhibition of proliferation by RLY-1971 in TF1 cancer cells expressing known cancer mutations in SHP2. TF1 cells were engineered to express the SHP2 mutations (a) E69K (IC50 = 18.4 nM) or (b) A461T (IC50 = 7 nM) and

treated with RLY-1971 in a proliferation assay. 500 cells/well were seeded in round bottom ultra-low attachment 384-well plates (Corning) in growth media and incubated for 48 hours at 37°C in 5% CO2. Cells were then treated in triplicate with serial 3-fold dilutions of inhibitor in growth media. Following incubation in the presence of compound for an additional 120 hours, cell viability was determined using the CellTiter-Glo 3D assay kit (Promega) following the manufacturer’s instructions. Luminescence was read in an EnVision Multimode Plate Reader (Perkin Elmer). Assay data was normalized to DMSO values, and dose response curve fitting was performed using Genedata analyzer.

RLY-1971 as a combination therapy

Given the role of SHP2 in mediating bypass resistance, we believe that SHP2 inhibitors have significant therapeutic potential when given in combination with other targeted therapies. Due to the increased potency and broader mutational coverage of next-generation targeted therapies, lower rates of on-target resistance have been observed in the clinic, with a greater number of patients progressing due to bypass resistance. An example of this is seen with EGFR inhibitors, where first-generation inhibitors (erlotinib and gefinitib) have greater on-target resistance compared to a third-generation inhibitor (osimertinib). As SHP2 is involved in signaling for numerous oncogenes, including EGFR, KRASG12C, ALK and MET, combination therapy with RLY-1971 represents a potential significant therapeutic opportunity.

Consistent with the role of SHP2 in RTK signaling in NSCLC, in our pre-clinical experiments, RLY-1971 demonstrated combination benefit in cell culture experiments when co-administered with inhibitors of MEK, ALK, or EGFR.

To demonstrate combination benefit with our SHP2 inhibitor in vivo, we combined RLY-1971 with the ALK inhibitor alectinib in an ALK-translocated NSCLC xenograft mouse model (NCIH3122) that was derived in vitro to have reduced sensitivity to ALK inhibition (Figure 13). DNA sequencing did not reveal new ALK mutations in the cell line. Therefore, these cells likely have reduced sensitivity due to a bypass mechanism. The combination of RLY-1971 with alectinib resulted in tumor regressions in all treated animals.

Figure 13: Anti-tumor activity of RLY-1971 and the ALK inhibitor alectinib as single agents or in combination in an ALK translocated NSCLC xenograft model (NCI-H3122) derived in vitro to have reduced sensitivity to ALK inhibition.

Daily oral administration of RLY-1971 at 30mpk BID in combination with alectinib at 10mpk QD (green) resulted in increased efficacy compared to alectinib at 10mpk QD (red) or RLY-1971 at 30mpk BID (orange) alone in an ALK translocated NSCLC xenograft model (NCI-H3122) derived in vitro to be less sensitive to ALK inhibition. Data represent waterfall plots of individual tumors after 27 days of treatment with compounds, with tumor volume expressed as percentage change relative to initial tumor volume. Each animal is represented as a separate bar

(number of mice per group = 9). The statistical difference between the combination treated group and the RLY-1971 or alectinib single agent groups was assessed using an unpaired t-test. The combination treated group with significant with P-value <0.001 compared to either single agent group.

In addition to RTK inhibitors, combination benefit for SHP2 inhibition has been demonstrated with other targeted agents including MEK inhibitors and KRASG12C inhibitors in cancer xenograft models harboring KRASG12C mutations or KRAS amplifications. The efficacy of direct KRASG12C inhibition may be limited by adaptive feedback reactivation of the RAS-MAPK pathway through upregulation of multiple RTKs. Activation of these RTKs leads to compensatory activation of wild-type RAS isoforms, which cannot be inhibited by KRASG12C-specific inhibitors, thus leading to resistance. SHP2 is unique in that it transmits signals from multiple RTKs and is therefore critical in mediating feedback reactivation of the RAS pathway during KRASG12C inhibition.

Consistent with these observations, RLY-1971 demonstrated in vivo combination benefit with the KRASG12C specific inhibitor AMG-510 in a KRASG12C lung cancer xenograft model (Figure 14). Specifically, the combination resulted in regression in all animals, whereas each single agent resulted in more modest activity at the doses that were tested. These results suggest that SHP2 inhibition abrogates compensatory RAS-MAPK pathway activation during KRASG12C inhibition. Molecular characterization of phosphorylated-ERK, or Perk, a downstream marker of RAS-MAPK pathway activity, supports this conclusion. In vitro, the combination of RLY-1971 and the KRASG12C -specific inhibitor ARS-1620 was able to fully suppress pERK in this model, while each inhibitor individually only partially suppressed pERK. Based on these data, we believe that the combination of RLY-1971 with KRASG12C -specific inhibitors warrants clinical studies in patients with tumors harboring KRASG12C mutations.

Figure 14: RLY-1971 and the KRASG12C-specific inhibitor AMG-510 demonstrate synergy when used in combination in the KRASG12C NCI-H358 lung cancer cell line.

In vivo combination benefit of RLY-1971 and the KRASG12C-specific inhibitor AMG-510. Anti-tumor activity of the SHP2 inhibitor RLY-1971 dosed twice daily (BID) by oral administration at 30 mpk and the KRAS G12C inhibitor AMG-510 dosed once daily (QD) by oral administration at 10 mpk in the KRAS G12C mutant NSCLC xenograft model NCIH358. Treatment with the combination resulted in regression in all animals. Data represent waterfall plots of individual end of study tumors, with tumor volume expressed as percentage change relative to initial tumor volume. Each animal is represented as a separate bar (number of mice per group = 8)

In addition to the therapeutic opportunity associated with combining with other targeted therapies, we believe RLY-1971 has the potential to be a combination partner with the product candidates in our own precision oncology portfolio, RLY-4008 and RLY-PI3K1047.

Our clinical development plan

In the first quarter of 2020, we began evaluating the safety and tolerability of RLY-1971 in a first-in-human dose escalation study in patients with advanced or metastatic solid tumors. The primary objectives are to determine the maximum tolerated dose (MTD)/recommended phase 2 dose (RP2D), and to define the overall safety profile of RLY-1971. Secondary objectives are to assess the pharmacokinetics, pharmacodynamics, and to explore preliminary anti-tumor activity of RLY-1971. Patients will receive RLY-1971 administered orally, once daily. Once daily oral dosing was selected based on projected human pharmacokinetics and exposures calculated from multi-species pharmacokinetics and allometric scaling.

The first-in-human monotherapy data will facilitate subsequent clinical evaluation and development of RLY-1971 in combination with other targeted therapies in indications where SHP2 inhibition may exert synergistic antitumor effects. Future development for RLY-1971 will be governed by a joint development team between us and Genentech. We expect a combination trial of RLY-1971 and Genentech’s KRAC G12C inhibitor, GDC-6036, to be initiated in 2021.

Our Discovery Programs

We are deploying our Dynamo platform to advance an additional three discovery-stage precision oncology programs. As with our lead programs, these programs leverage insights into protein conformational dynamics to address high-value, genetically validated oncogenes that previously have been intractable to conventional drug-discovery approaches. The capabilities for our Dynamo platform in protein visualization can be applied to multiple therapeutic areas beyond precision oncology. We are continuing to leverage the power of our Dynamo platform to further diversify our pipeline by extending our approach to address genetically validated targets in monogenic diseases with two discovery-stage programs, where genetic alterations lead to disease-causing defects in protein conformational dynamics.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid innovation of new technologies, fierce competition and strong defense of intellectual property. While we believe that our platform and our knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.

We compete in the segments of the pharmaceutical, biotechnology, and other related markets that address experimentally and computationally driven structure-based drug design in cancer and genetic diseases. There are other companies focusing on structure-based drug design to develop therapies in the fields of cancer and other diseases. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes. Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future from segments of the pharmaceutical, biotechnology and other related markets that pursue precision medicines. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products.

We believe principal competitive factors to our business include, among other things, the rich protein structural data sets we are able to generate, the power and accuracy of our computations and predictions, ability to integrate experimental and computational capabilities, ability to successfully transition research programs into clinical development, ability to raise capital, and the scalability of the platform, pipeline, and business.

While there are many pharmaceutical and biotechnology companies that use some of the same tools that we use in our platform, we believe we compete favorably on the basis of these factors. The effort and investment required to develop a highly integrated experimental and computational platform similar to ours will hinder new entrants that are unable to invest the necessary capital and time and lack the breadth and depth of technical expertise required to develop competing capabilities. Our ability to remain competitive will largely depend on our ability to continue to augment our integrated experimental and computational platform and demonstrate success in our drug discovery efforts.

Our competitors may obtain regulatory approval of their products more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than us in manufacturing and marketing their products.

In addition, we will need to develop our product candidates in collaboration with diagnostic companies, and we will face competition from other companies in establishing these collaborations. Our competitors will also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Furthermore, we also face competition more broadly across the market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy or a combination of such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any of our product candidates that we successfully introduce to the market will pose challenges. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

RLY-4008

While there are currently no approved products that selectively target FGFR2, we are aware of other companies developing therapeutics that selectively target FGFR2, including, but not limited to, Five Prime Therapeutics and Russian Pharmaceutical Technologies. Specifically, we expect RLY-4008 to compete with approved development stage non-selective inhibitors of the FGFR receptor family that are being tested in patients with FGFR2 alterations, including but not limited to, Incyte Corporation (pemigatinib), QED Therapeutics (infigratinib), Basilea Pharmaceutica AG (derazantinib), Janssen Pharmaceuticals, Inc. (erdafitinib), Otsuka Holdings Co., Ltd. through its subsidiary Taiho Pharmaceutical Co., Ltd. (TAS-120), Debiopharm Group (Debio1347), Eisai Co., Ltd. (E-7090), and InnoCare Pharma Limited (ICP-192).

The development of RLY-4008 will focus on solid tumor patients with FGFR2 alterations, including intrahepatic cholangiocarcinoma (ICC) patients harboring FGFR2 gene fusions. While there are no approved systemic therapies for ICC, the current standard of care for unresectable or metastatic patients is first-line gemcitabine/cisplatin chemotherapy. In addition, there are other companies developing potentially competitive drug candidates in ICC including, but not limited to, Merck & Co, Astrazeneca plc, Merck KGaA, and NuCana plc.

Mutant-PI3Kα Inhibitor Program

We expect that our mutant-selective PI3Kα inhibitor program will compete against an approved drug, Piqray (alpelisib), a non-selective PI3Kα inhibitor marketed by Novartis for the treatment of PI3Kα mutated breast cancer.

We are aware of other companies developing therapeutics that target both wild-type and mutant PI3Kα, including, but not limited to, Roche Holding AG through its subsidiary Genentech, Petra Pharma Corporation, Menarini Group, Luoxin Pharma and Shanghai HaiHe Pharma Co. Petra Pharma Corporation also has a preclinical development program for a mutant-selective PI3Kα inhibitor.

RLY-1971

While there are currently no approved products targeting SHP2, we are aware of other companies in clinical trials developing therapeutics that target SHP2, including, but not limited to, Revolution Medicines in partnership with Sanofi S.A., Novartis International AG, Navire Pharma, Inc., Erasca, Inc. and Jacobio Pharmaceuticals, Inc. in partnership with AbbVie Inc.

Our Collaborations

Key Scientific Collaborations

While we have invested extensively in our in-house capabilities and know-how, we selectively work with key collaborators and field experts on certain emerging technologies. Most of our experimental collaborations are focused on the technologies we use to visualize protein structure at the atomic level. For example, we work with Professor James Fraser from UCSF on performing and analyzing room temperature X-ray crystallography experiments and Professor Adam Frost from UCSF on Cryo-EM image analysis. Both are world leading experts on these technologies, and they provide important know-how and insights in collaboration with our scientists.

Our key computational collaboration is with D. E. Shaw Research, LLC, or D. E. Shaw Research, a computational biochemistry research firm operating under the scientific leadership of Dr. David E. Shaw, which has developed proprietary software and hardware to perform long timescale molecular dynamics simulations. Through an affiliate, D. E. Shaw Research is also one of our investors. We collaborate with D. E. Shaw Research scientists to research certain protein targets on an exclusive basis, with a focus on the dynamic behavior of proteins, through the use of D. E. Shaw Research’s computational modeling capabilities, such as the Anton 2 supercomputer and proprietary algorithms and software developed specifically by D. E. Shaw Research for processing long timescale molecular dynamics simulations. Our scientists work closely with D. E. Shaw Research scientists on each of our programs, especially in the discovery stage as we develop motion-based hypotheses and identify lead compounds. See “—License Agreements and Strategic Collaborations —Collaboration and License Agreement with D. E. Shaw Research, LLC” for more detail on the terms of the DESRES Agreement.

We also have other collaborations mostly focused on developing machine learning models. Specifically, we collaborate with Google on machine learning models to generate novel molecules with specific activity, and with Professor Tim Cernak from the University of Michigan on machine learning models focused on chemical synthesis and high throughput experimentation.

License Agreements and Strategic Collaborations

Collaboration and License Agreement with D. E. Shaw Research, LLC

On June 15, 2020, we entered into an Amended and Restated Collaboration and License Agreement with D. E. Shaw Research, extending the term and otherwise modifying the terms of a Collaboration and License Agreement originally entered into on August 17, 2016, as amended. We refer to this amended and restated agreement as the DESRES Agreement. Under the DESRES Agreement, we agreed to collaborate with D. E. Shaw Research to research certain biological targets through the use of D. E. Shaw Research computational modeling capabilities focused on analysis of protein motion, with an aim to develop and commercialize compounds and products directed to such targets. After completing the computational modeling with D. E. Shaw Research and naming a compound development candidate, we develop and commercialize such compounds and products. D. E. Shaw Research has no involvement with the clinical development or potential commercialization of these compounds and products, regardless of any co-ownership rights pursuant to the terms of the DESRES Agreement, and instead receives solely milestone and royalty payments as described below.

Under the DESRES Agreement, there are three categories of targets: Category 1 Targets, Category 2 Targets and Category 3 Targets. We and D. E. Shaw Research agreed on a list of Category 1 Targets and Category 2 Targets as part of the DESRES Agreement. Category 1 Targets are targets that, among other things, we collaborate on with D. E. Shaw Research, D. E. Shaw Research has exclusivity obligations with respect to, and we may owe royalties on; Category 2 Targets are targets in connection with the potential re-categorization of which into a Category 1 Target, we may, among other things, perform in vitro non-clinical research and development (but not in vivo non-clinical development, clinical development or commercialization), and Category 3 Targets are all targets other than Category 1 Targets and Category 2 Targets. There are mechanisms for re-categorizing targets, and we and D. E. Shaw Research have re-categorized a number of targets during the first four years of our collaboration. Our rights and obligations, and D. E. Shaw Research’s rights and obligations, with respect to targets vary by the category of each target. However, the parties only conduct collaborative activities together for Category 1 Targets, and we are limited to a maximum of eleven Category 1 Targets in the current collaboration year (with such number potentially changing from year to year, with any increase in such number of targets subject to the collaboration in each collaboration year capped at four more than the highest number of such targets in the previous year). The sum of the number of Category 1 Targets and the number of Category 2 Targets is capped at twenty, in any event.

Work product that is jointly developed with D. E. Shaw Research is initially co-owned with them. Specifically, intellectual property rights covering the composition of matter for RLY-1971 are currently co-owned by D. E. Shaw Research and us under this arrangement. We have the right to have patents claiming certain product candidates (including one claiming RLY-1971) assigned to us upon issuance of those patents. Although other compounds in our FGFR2 and PI3Kα programs were jointly conceived with D. E. Shaw Research, RLY-4008 and RLY-PI3K1047 were conceived solely by Relay Therapeutics inventors. For each Category 1 Target there is a limit of up to 10 core compounds and a total of 500 compounds including derivatives of those core compounds that can be designated as solely owned by us, provided that if D. E. Shaw Research provides us with notice that certain compounds cannot be designated as solely owned by us due to concerns in respect of a Category 3 Target, then the limit on Category 1 Target core compounds will increase by one and the limit on total compounds will increase by fifty, but subject to a maximum of 15 and 750, respectively, for each Category 1 Target. Each of we and D. E. Shaw Research grants to the other a perpetual, irrevocable, non-exclusive license for jointly held intellectual property, subject to certain exclusions.

During the initial research term, which is expected to last until August 2025, unless extended by mutual agreement, D. E. Shaw Research will not, and will cause its subsidiaries not to, research any Category 1 Target (or grant certain rights with respect to such target) with the aim of pursuing any compound designed to interact with or bind to such Category 1 Target, subject to some exceptions. Following the end of the initial research term, D. E. Shaw Research will not, and will cause its subsidiaries not to, research a Category 1 Target (or grant certain rights with respect to such target) with the aim of pursuing any compound designed to interact with or bind to any target that was a Category 1 Target at the end of the initial research term, subject to some exceptions. D. E. Shaw Research will not be bound by such exclusivity provisions with respect to a particular Category 1 Target if we, and parties acting on our behalf, stop using commercially reasonable efforts to research, develop or commercialize any products against such Category 1 Target. Further, D. E. Shaw Research will be released from such exclusivity obligations with respect to a particular Category 1 Target if, at least 24 months after the end of the initial research term, D. E. Shaw Research informs us that D. E. Shaw Research will forgo all future payments with respect to such Category 1 Target.

During the initial research term, neither D. E. Shaw Research nor we will, and we will each cause our subsidiaries not to, research a Category 2 Target (or grant certain rights with respect to such target) with the aim of pursuing any compound designed to interact with or bind to such Category 2 Target, subject to some exceptions. These exclusivity restrictions do not extend past the initial research term.

There is no exclusivity with respect to Category 3 Targets.

Through December 31, 2020, we have made cash payments to D. E. Shaw Research totaling $8.4 million in the aggregate. On a product-by-product basis, we have also agreed to pay D. E. Shaw Research milestone payments upon the achievement of certain development and regulatory milestone events for products we develop under the DESRES Agreement that are directed to a Category 1 Target or any target that was a Category 1 Target. Our SHP2, FGFR2 and PI3K programs are each directed to Category 1 Targets. Such payments for achievement of development and regulatory milestones total up to $7.25 million in the aggregate for each of the first three products we develop, and up to $6.25 million in the aggregate for each product we develop after the first three.

Additionally, we have agreed to pay D. E. Shaw Research, on a product-by-product basis, with respect to products directed to Category 1 Targets or any target that was a Category 1 Target, royalties in the low single digits on worldwide net sales of products that we commercialize directed to the targets selected for development under the DESRES Agreement, subject to certain reductions. Royalties are payable on a product-by-product and country-by-country basis until the later of twelve years after first commercial sale in such country or the expiration of all applicable regulatory exclusivities in such country. On a product-by-product basis, we also agreed to pay D. E. Shaw Research sales milestone payments up to $36.0 million in the aggregate based on sales of each product directed to a Category 1 Target or any target that was a Category 1 Target. Further, if we enter into transactions granting third parties rights to a Category 1 Target or a compound or product directed to a Category 1 Target or any target that was a Category 1 Target. such as our collaboration with Genentech for RLY-1971 discussed below, but subject to certain exclusions, we will share with D. E. Shaw Research a percentage of the proceeds of such transactions ranging from the low- to high-single digits, depending on the stage of development of compounds or products directed to such target at the time we enter into such transaction. We have also agreed to pay D. E. Shaw Research an annual collaboration fee in August of each year during the initial research term, such fee to be $7,900,000 for each year between 2020 and 2025.

Unless earlier terminated, the DESRES Agreement will continue at least until the end of the initial research term and thereafter on a target-by-target basis until all payment obligations have expired. D. E. Shaw Research has the right to terminate the DESRES Agreement due to non-payment. We and D. E. Shaw Research each have the right to terminate the DESRES Agreement due to an uncured material breach by the other party, or in the event the other party becomes insolvent or enters into bankruptcy or dissolution proceedings. Our payment obligations to D. E. Shaw Research survive termination of the DESRES Agreement. If D. E. Shaw Research terminates the DESRES Agreement, the exclusivity obligations will terminate. If we terminate the DESRES Agreement, D. E. Shaw Research remains bound by its exclusivity obligations with respect to certain targets until, on a target-by-target basis, there are no further payment obligations due to D. E. Shaw Research in respect of such targets.

Collaboration and License Agreement with Genentech

On December 11, 2020, we entered into a Collaboration and License Agreement with Genentech, Inc. and F. Hoffmann-La Roche Ltd, collectively referred to as Genentech. We refer to this agreement as the Genentech Agreement. Pursuant to the Genentech Agreement, we and Genentech will collaborate on the development and commercialization of RLY-1971.

Unless Genentech elects to exercise its option to conduct the remainder of the ongoing Phase 1a clinical trial for RLY-1971, we will complete this trial. Genentech will be responsible for conducting all subsequent clinical development of RLY-1971, including in any combination trials with Genentech’s compound, GDC-6036, that directly binds to and inhibits KRAS G12C, or other compounds.

We retain the right to develop RLY-1971 or certain other small molecule inhibitors of SHP2 developed under the Genentech Agreement, or a Licensed Candidate, or pharmaceutical product containing a Licensed Candidate, or a Licensed Product, in combination with any of our compounds targeting FGFR2, including RLY-4008, or PI3Kα, including candidates in our RLY-PI3K1047 program, which we refer to as a Relay Combination Product. If we opt into the Profit/Cost Share described below, Genentech may share the development costs of any clinical trial for a Relay Combination Product.

Genentech has the sole right and responsibility to commercialize Licensed Products, in any and all combinations, except that we have the right to co-promote a Licensed Product solely as part of our commercialization of Relay Combination Products. Genentech will be solely responsible for all regulatory matters for all Licensed Candidates and Licensed Products after the assignment by us to Genentech of all related regulatory materials, including the IND application for the Phase 1a Trial, other than with respect to Relay Combination Products.

Under the terms of the Genentech Agreement, we have received $75 million in an upfront payment and are eligible to receive $25 million in additional near-term payments.

We have the option, exercisable one time in our sole discretion, to fund half of the development costs of RLY-1971 in the United States and share half of the net profits or net loss of commercializing RLY-1971 in the United States, which we refer to as the Profit/Cost Share. If we opt into the Profit/Cost Share, we will also be eligible to receive up to an aggregate of an additional $410 million upon the achievement of specified commercialization and sales-based milestones for RLY-1971 outside of the United States and tiered royalties ranging from low-to-mid teens on annual net sales of RLY-1971 outside of the United States, on a country-by-country basis, subject to reduction in certain circumstances. At any time prior to the third anniversary of the first commercial sale of RLY-1971 in the United States, we may elect to opt-out of further participation in the Profit/Cost Share. If we elect to opt-out, then Genentech’s milestone and royalty payment obligations will revert to the financial terms that would be applicable if we had not opted into the Profit/Cost Share as described below as of the effective opt-out date, with certain adjustments.

If we do not opt into the Profit/Cost Share, Genentech will be responsible for all development costs of RLY-1971 other than the costs incurred by us for the ongoing Phase 1a trial of RLY-1971, and we will be eligible to receive up to an aggregate of an additional $695 million upon the achievement of specified development, commercialization and sales-based milestones for RLY-1971 worldwide. We will also be eligible to receive tiered royalties ranging from low-to-mid teens on annual worldwide net sales of RLY-1971, on a country-by-country basis, subject to reduction in certain circumstances.

In the event of regulatory approval of both RLY-1971 and GDC-6036 in combination, we are eligible to receive additional royalties.

Under the Genentech Agreement, we granted an exclusive, worldwide, royalty-bearing license to Genentech, with the right to sublicense, to develop and commercialize RLY-1971. Between the parties, Genentech has the first right, but not the obligation, to file, prosecute and maintain any patents licensed to it pursuant to the Genentech Agreement, as well as to enforce infringement of or defend claims against such patents that relate to Licensed Candidates and Licensed Products. The parties will share any liabilities or damages arising from the enforcement of such patents or any third-party patent claims.

Other than with respect to Relay Combination Products and other activities in accordance with the Genentech Agreement, we may not, directly or indirectly, conduct any activities related to the research, development, manufacture or commercialization of any SHP2 inhibitor. During the first three years of the term of the Genentech Agreement, Genentech will cause its research and early development organization not to sponsor or conduct a registrational trial for a SHP2 inhibitor other than a Licensed Product.

Unless earlier terminated, the Genentech Agreement will remain in effect until the later of the date on which Genentech is no longer developing or commercializing RLY-1971 in the United States if we have opted into the Profit/Cost Share and have not subsequently opted-out, or the expiration of all Genentech’s royalty payment obligations to us. The parties may terminate the Genentech Agreement for the other party’s material breach or insolvency or, on a country-by-country basis, the failure to obtain merger control under applicable antitrust laws. Additionally, Genentech may terminate the Genentech Agreement for convenience, and we may terminate the Genentech Agreement for certain patent challenges by Genentech or if Genentech has not conducted any research, development, manufacturing or commercialization activities with respect to any Licensed Candidate or Licensed Product for a specified period.

Intellectual Property

We seek to protect the intellectual property and proprietary technology that we consider important to our business, including by pursuing patent applications that cover our product candidates and methods of using the same, as well as any other relevant inventions and improvements that we believe to be commercially important to the development of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Our commercial success depends, in part, on our ability to obtain, maintain, enforce and protect our intellectual property and other proprietary rights for the technology, inventions and improvements we consider important to our business, and to defend any patents we may own or in-license in the future, prevent others from infringing any patents we may own or in-license in the future, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and proprietary rights of third parties.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending provisional and PCT patent applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents and any issued patents we may obtain do not guarantee us the right to practice our technology or commercialize our product candidates. We also cannot predict the breadth of claims that may be allowed or enforced in any patents we may own or in-license in the future. Any issued patents that we currently own or may own or in-license in the future may be challenged, invalidated, circumvented or have the scope of their claims narrowed. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide.

The term of individual patents depends upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier expiring patent. The term of a patent claiming a new drug product may also be eligible for a limited patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. The restoration period cannot be longer than five years, and the restoration period may not extend the patent term beyond 14 years from the date of FDA approval. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. Additionally, the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA. In the future, if our product candidates receive approval by the FDA, we expect to apply for patent term extensions on one issued patent covering each of those products, depending upon the length of the clinical studies for each product and other factors. There can be no assurance that patents will issue from our current or future pending patent applications, or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we may own or in-license in the future. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. The patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.

RLY-4008

As of February 28, 2021, we co-owned with D. E. Shaw Research pending PCT, Argentine, and Taiwanese applications which relate to our FGFR2 inhibitors. Any U.S. or foreign patent that may issue from these patent applications would be scheduled to expire in 2040, excluding any additional term for patent term adjustment or patent term extension, if applicable. As of February 28, 2021, we wholly-owned a pending U.S. provisional patent application relating to RLY-4008 composition of matter, methods of treatment, solid forms and methods of manufacture. Any U.S. or foreign patent that may issue from a non-provisional patent application claiming priority to this application would be scheduled to expire in 2041, excluding any additional term for patent term adjustment or patent term extension, if applicable.

Mutant-PI3Kα Inhibitor Program

As of February 28, 2021, we co-owned with D.E. Shaw Research pending U.S. provisional patent applications that cover our PI3K program, which are directed to the composition of matter for the drug candidates of the program, analogs thereof, as well as methods of making and using these compounds. Any U.S. or foreign patent that may issue from a non-provisional patent application claiming priority to this applications would be scheduled to expire in 2041, excluding any additional term for patent term adjustment or patent term extension, if applicable.

RLY-1971

We wholly own a U.S. patent which relates to RLY-1971 composition of matter, which is scheduled to expire in 2039, excluding any additional term for patent term adjustment or patent term extension, if applicable. As of February 28, 2021, we co-owned with D. E. Shaw Research pending United States and foreign applications, which relate to SHP2 inhibitor compositions of matter and methods of treatment. Any U.S. or foreign patent that may issue from these patent applications would be scheduled to expire in 2039, excluding any additional term for patent term adjustment or patent term extension, if applicable. As of February 28, 2021, we wholly-owned pending U.S., PCT, Argentine and Taiwanese patent applications which relate to RLY-1971, solid forms and methods of manufacture. Any U.S. or foreign patent that may issue from a non-provisional patent application claiming priority to these patent applications would be scheduled to expire in 2040, excluding any additional term for patent term adjustment or patent term extension, if applicable.

Pursuant to the Genentech Agreement, we have granted an exclusive, worldwide, royalty-bearing license to Genentech, with the right to sublicense, develop and commercialize RLY-1971 and any other SHP2 inhibitors developed under the Genentech Agreement. Genentech has the first right, but not the obligation, to file, prosecute and maintain any patents licensed to it, as well as to enforce infringement of or defend claims against such patents that relate to RLY-1971 or other SHP2 inhibitors. See “—Our Collaborations—License Agreements and Strategic Collaborations—Genentech Collaboration and License Agreement” for more information on the Genentech Agreement.

Prosecution of the PCT patent application covering our FGFR2 inhibitors and the provisional patent application covering our PI3K program has not commenced, and will not commence unless and until they are timely converted into U.S. non-provisional or national stage applications. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO or other foreign jurisdiction are often significantly narrowed by the time they issue, if they issue at all. Any U.S. or foreign patent issuing from these provisional, PCT, or foreign patent applications (assuming they are timely converted into non-provisional applications, and such non-provisional applications are granted as issued patents) would be scheduled to expire in 2040 or 2041 (for our FGFR2 applications) or 2041 (for our PI3K application), excluding any additional term for patent term adjustment or patent term extension, and assuming national phase entries are timely made based upon the pending PCT application, and payment of all applicable maintenance or annuity fees. Any of our pending PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent applications and any patent protection on the inventions disclosed in such PCT patent applications. Our provisional patent applications may never result in issued patents and are not eligible to become issued patents until, among other things, we file a non-provisional patent application and/or PCT patent application within 12 months of filing the related provisional patent application. If we do not timely file non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional and national stage patent applications relating to our provisional and PCT patent applications, we cannot predict whether any of our current or future patent applications for any of our product candidates or technology, will issue as patents. If we do not successfully obtain patent protection, or, even if we do obtain patent protection, if the scope of the patent protection we, Genentech, or our potential licensors, obtain with respect to any of our product candidates or technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies.

In addition to patent applications, we rely on unpatented trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential know-how are difficult to protect. In particular, we anticipate that with respect to the building of our compound library, our trade secrets and know-how will over time be disseminated within the industry through independent development and public presentations describing the methodology. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our collaborators and scientific advisors and non-competition, non-solicitation, confidentiality and invention assignment agreements with our employees and consultants. We have also executed agreements requiring assignment of inventions with selected consultants, scientific advisors and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee that we will have executed such agreements with all applicable employees and contractors, or that these agreements will afford us adequate protection of our intellectual property and proprietary information rights. In addition, our trade secrets and/or confidential know-how may become known or be independently developed by a third party or misused by any collaborator to whom we disclose such information. These agreements may also be breached, and we may not have an adequate remedy for any such breach. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to our Intellectual Property.”

Commercialization

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization in the United States to sell our products. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which our product candidates are being developed. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval.

We also plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates undergoing preclinical testing, as well as for clinical testing and commercial manufacture if our product candidates receive marketing approval.

All of our drug candidates are small molecules and are manufactured in synthetic processes from available starting materials. The chemistry appears amenable to scale-up and does not currently require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

We generally expect to rely on third parties for the manufacture of companion diagnostics for our products, which are assays or tests to identify an appropriate patient population. Depending on the technology solutions we choose, we may rely on multiple third parties to manufacture and sell a single test.

Governmental Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, where we are initially focusing our drug development, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, as amended, its implementing regulations and other laws. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other legal requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

The process required by the FDA before our product candidates are approved as drugs for therapeutic indications and may be marketed in the United States generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;
•

completion of the manufacture, under current Good Manufacturing Practices, or cGMP, conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin;
•	approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
•

performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

•	submission to the FDA of a New Drug Application, or NDA;
•	a determination by the FDA within 60 days of its receipt of an NDA, to accept the filing for review;
•

satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	potentially, satisfactory completion of FDA audit of the clinical trial sites that generated the data in support of the NDA;
•	payment of user fees for FDA review of the NDA; and

•	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

Preclinical studies and clinical trials for drugs

Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulation, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a full or partial clinical hold. FDA must notify the sponsor of the grounds for the hold and any identified deficiencies must be resolved before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND. A clinical hold can also be imposed once a trial has already begun, thereby halting the trial until the deficiencies articulated by FDA are corrected.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, who generally are physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable compared to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about clinical trials, including results for clinical trials other than Phase 1 investigations, must be submitted within specific timeframes for publication on www.ClinicalTrials.gov, a clinical trials database maintained by the National Institutes of Health.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, FDA will nevertheless accept the results of the study in support of an NDA if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials to evaluate therapeutic indications to support NDAs for marketing approval are typically conducted in three sequential phases, which may overlap.

•

Phase 1—Phase 1 clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, excretion the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

•

Phase 2—Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the drug’s potential efficacy, to determine the optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.

•

Phase 3—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling.

In August 2018, the FDA released a draft guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce development costs and time.

Post-approval trials, sometimes referred to as Phase 4 clinical trials or post-marketing studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of NDA approval.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. marketing approval for drugs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA package requesting approval to market the product for one or more indications. An NDA is a request for approval to market a new drug for one or more specified indications and must contain proof of the drug’s safety and efficacy for the requested indications. The marketing application is required to include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA must approve an NDA before a drug may be marketed in the United States.

The FDA reviews all submitted NDAs before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective for the indications sought and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

Further, under PDUFA, as amended, each NDA must be accompanied by a substantial user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy, or REMS, if it believes that a risk evaluation and mitigation strategy is necessary to ensure that the benefits of the drug outweigh its risks. A REMS can include use of risk evaluation and mitigation strategies like medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk-minimization tools.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, depending on the specific risk(s) to be addressed it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the product available in the United States for the disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same therapeutic agent for the same indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same therapeutic agent for the same indication before we do, unless we are able to demonstrate that our product is clinically superior. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Further, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited development and review programs for drugs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval, and the purpose of these programs is to either expedite the development or review of important new drugs to get them to patients more quickly than standard FDA review timelines typically permit.

A new drug is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. Rolling review means that the agency may review portions of the marketing application before the sponsor submits the complete application. In addition, a new drug may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient drug development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review and approval process, including Priority Review designation and Accelerated Approval. A product is eligible for Priority Review, once an NDA or BLA is submitted, if the drug that is the subject of the marketing application has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Under priority review, the FDA’s goal date to take action on the marketing application is six months compared to ten months for a standard review. Products are eligible for Accelerated Approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or an indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, as a condition for Accelerated Approval, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120-day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval, though they may expedite the development or review process.

Pediatric information and pediatric exclusivity

Under the Pediatric Research Equity Act, or PREA, as amended, certain NDAs and NDA supplements must contain data that can be used to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The FD&C Act requires that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

A drug can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

U.S. post-approval requirements for drugs

Drugs manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements. Failure to comply with statutory and regulatory requirements may subject a manufacturer to legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	injunctions or the imposition of civil or criminal penalties; and
•

consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; or mandated modification of promotional materials and labeling and issuance of corrective information.

Regulation of companion diagnostics

Companion diagnostics identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA. In the United States, the FD&C Act, and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification, or 510(k), and approval of a premarket approval application, or PMA.

To obtain 510(k) clearance for a medical device, or for certain modifications to devices that have received 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or to a pre-amendment device that was in commercial distribution before May 28, 1976, or a predicate device, for which the FDA has not yet called for the submission of a PMA. In making a determination that the device is substantially equivalent to a predicate device, the FDA compares the proposed device to the predicate device and assesses whether the subject device is comparable to the predicate device with respect to intended use, technology, design and other features which could affect safety and effectiveness. If the FDA determines that the subject device is substantially equivalent to the predicate device, the subject device may be cleared for marketing. The 510(k) premarket notification pathway generally takes from three to twelve months from the date the application is completed, but can take significantly longer.

A PMA must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the quality system regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. The FDA’s review of an initial PMA is required by statute to take between six to ten months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny the approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

On July 31, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance document, for novel therapeutic products that depend on the use of a diagnostic test and where the diagnostic device could be essential for the safe and effective use of the corresponding therapeutic product, the companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic, although the FDA recognizes that there may be cases when contemporaneous development may not be possible. However, in cases where a drug cannot be used safely or effectively without the companion diagnostic, the FDA’s guidance indicates it will generally not approve the drug without the approval or clearance of the diagnostic device. The FDA also issued a draft guidance in July 2016 setting forth the principles for co-development of an in vitro companion diagnostic device with a therapeutic product. The draft guidance describes principles to guide the development and contemporaneous marketing authorization for the therapeutic product and its corresponding in vitro companion diagnostic.

Once cleared or approved, the companion diagnostic device must adhere to post-marketing requirements including the requirements of the FDA’s QSR, adverse event reporting, recalls and corrections along with product marketing requirements and limitations. Like drug makers, companion diagnostic makers are subject to unannounced FDA inspections at any time during which the FDA will conduct an audit of the product(s) and the company’s facilities for compliance with its authorities.

Other regulatory matters

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

Other healthcare laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.

•

The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; a person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. On November 20, 2020, the Office of Inspector General, or OIG, finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rules (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business.

•

The federal civil and criminal false claims laws, including the civil False Claims Act, or FCA, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

•

The federal civil monetary penalties laws impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary, if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.

•

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services.

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

•

The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, many states also require reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners.

•	Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.
•

Analogous state and foreign laws and regulations may be broader in scope than the provisions described above and may apply regardless of payor. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant federal government compliance guidance; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers; restrict marketing practices or require disclosure of marketing expenditures and pricing information. State and foreign laws may govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

Insurance coverage and reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, which will require additional expenditure above and beyond the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Current and future healthcare reform legislation

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, includes changes to the coverage and payment for products under government health care programs. The Affordable Care Act includes provisions of importance to our potential product candidates that:

•

created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;

•

expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	expanded the types of entities eligible for the 340B drug discount program;
•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

•	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. For example, various portions of the Affordable Care Act are currently facing legal and constitutional challenges in the Fifth Circuit Court of Appeals and the United States Supreme Court. Additionally, the previous administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the Affordable Care Act. It is unclear whether the Affordable Care Act will be overturned, repealed, replaced, or further amended. We cannot predict what effect further changes to the Affordable Care Act would have on our business, especially given the new administration.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020, and subsequent legislation, suspended these reductions from May 1, 2020 through March 31, 2021. Proposed legislation, if passed, would extend this suspension until the end of the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, including bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, at the federal level, the previous administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the previous administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the previous administration also released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. It is unclear whether the current administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021. Although a number of these and other measures may require additional authorization to become effective, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

Further, on July 24, 2020 and September 13, 2020, the previous administration issued several executive orders related to prescription drug pricing that sought to implement several of the previous administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The Interim Final Rule has not been finalized and is subject to revision and challenge. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Implementation of the November 20, 2020 final Rule will be delayed until at least January 1, 2023. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs. Additionally, in the United States, the Medicare Modernization Act, or MMA, contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect, unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of the HHS made such certification to Congress, and on October 1, 2020, FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, states and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, several industry groups have filed federal lawsuits challenging multiple aspects of the final rule, and authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Outside the United States, ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries. Pricing negotiations with government authorities can extend well beyond the receipt of regulatory approval for a product and may require a clinical trial that compares the cost-effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed upon. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Compliance with other federal and state laws or requirements; changing legal requirements

If any products that we may develop are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, labeling, packaging, distribution, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws, among other requirements to which we may be subject.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive recordkeeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements may subject firms to legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, exclusion from federal healthcare programs, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, relabeling or repackaging, or refusal to allow a firm to enter into supply contracts, including government contracts. Any claim or action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on marketing, sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling or packaging; (iii) the recall or discontinuation of our products; or (iv) additional recordkeeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Other U.S. environmental, health and safety laws and regulations

We may be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Government regulation of drugs outside of the United States

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization or identification of an alternate regulatory pathway, manufacturing, commercial sales and distribution of our products. For instance, in the United Kingdom and the European Economic Area, or the EEA (comprised of the 27 EU Member States plus Iceland, Liechtenstein and Norway), medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.

•

Centralized procedure—If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opining of the EMA’s Committee for Medicinal Products for Human Use, or, CHMP, the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.

•

National authorization procedures—There are also two other possible routes to authorize products for therapeutic indications in several countries, which are available for products that fall outside the scope of the centralized procedure:

•

Decentralized procedure—Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.

•

Mutual recognition procedure—In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, additional marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

In the EEA, new products for therapeutic indications that are authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. In the EEA a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

Similar to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls.

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply following confirmation of full functionality of the Clinical Trials Information System (CTIS), the centralized European Union portal and database for clinical trials foreseen by the regulation, through an independent audit. The regulation becomes applicable six months after the European Commission publishes notice of this confirmation. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

Government regulation of data collection outside of the United States

In the event we conduct clinical trials in the European Union, we will be subject to additional privacy restrictions. The collection and use of personal health data in the European Economic Area, or EEA (being the European Union plus Norway, Iceland, and Liechtenstein), is governed by the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR applies to the processing of personal data by any company established in the EEA and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States (which, while deemed a third country, has the benefit of the Privacy Shield regime for transatlantic data transfers). Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States and Norway, Iceland and Liechtenstein, which may deviate slightly from the GDPR, may result in fines of up to 4% of a company’s global revenues for the preceding financial year, or €20,000,000, whichever is greater. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR will require significant time, resources and expense, and we may be required to put in place additional controls and processes ensuring compliance with the new data protection rules. There has been limited enforcement of the GDPR to date, particularly in biopharmaceutical development, so we face uncertainty as to the exact interpretation of the new requirements on any future trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law. Further, the United Kingdom’s decision to leave the European Union, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the European Union.

There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.

Should we utilize third party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

Human Capital Resources

As of February 28, 2021, we had 159 full-time employees. Seventy-four of our employees have M.D. or Ph.D. degrees. Within our workforce, 114 employees are engaged in research and development and 45 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We believe that our people are among our greatest assets. Accordingly, we are committed to building a dedicated and passionate team. We focus on recruiting talent that is additive to our existing teams and leverage a diversity of perspectives. We regularly review our compensation practices and analyze the equity of our compensation decisions for all employees. We provide what we consider to be a competitive mix of long and short-term incentives including competitive salaries, incentive compensation, participation in our equity programs, healthcare and insurance benefits, and various innovative health and wellness programs.

We are committed to investing in the development of our employees and creating an environment where diverse perspectives and backgrounds are encouraged and supported. To empower our employees to continually develop and grow, we offer a wide range of learning and development opportunities and resources. These include formal leadership training, workshops, and access to specialized career coaching to foster continued growth. We also host regular company-wide sessions where our employees discuss ideas and feedback on corporate initiatives, share scientific breakthroughs and other corporate updates and recognize each other’s contributions and accomplishments. In addition, we regularly conduct an employee survey to gauge employee engagement and identify areas of focus.

We are also dedicated to providing an inclusive, collaborative and safe work environment for our employees. Our diversity and inclusion advisory group actively promotes engagement among our employees on a variety of topics related to diversity, equity and inclusion, including providing awareness workshops and supporting the growth of employee resource groups for under-represented populations as part of our efforts to create a more diverse and equitable workplace.

In response to the COVID-19 pandemic, we undertook several initiatives to ensure the health and safety of our workforce and continuity of our operations. We developed and implemented safety protocols at our facilities taking into consideration national and local public health guidelines and input from our employees. We rapidly redesigned our facilities and introduced company-sponsored regular onsite COVID-19 testing as well as provided access to testing for family and household members of employees. Throughout the pandemic, much of our workforce has worked remotely, wherever possible. We also implemented remote hiring and onboarding programs to facilitate significant hiring during 2020 in a remote work environment.

Corporate Information

We were incorporated under the laws of the State of Delaware on May 4, 2015 under the name Allostery, Inc. In December 2015, we changed our name to Relay Therapeutics, Inc. Our principal corporate office is located at 399 Binney Street, 2nd Floor, Cambridge, MA 02139, and our telephone number is (617) 370-8837. Our website address is www.relaytx.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

In July 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 23,000,000 shares of common stock at a public offering price of $20.00 per share, resulting in net proceeds of $425 million, after deducting underwriting discounts and commissions and other offering expenses.

We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Available Information

Our website address is www.relaytx.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Media & Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Research and Development Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through the “Media & Investors” portion of our website.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. We believe the risks described below include risks that are material to us as well as other risks that may adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Product Candidates

Risks Related to Clinical Development

We have never successfully completed any clinical trials, and we may be unable to do so for any product candidates we develop.

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have two product candidates, RLY-1971 and RLY-4008, in first-in-human clinical development. We expect to be in IND-enabling studies for our RLY-PI3K1047 program by the end of 2021. We may not be able to file such IND or INDs for any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for each product candidate and, consequently, the ultimate approval and commercial marketing of each product candidate. Our RLY-1971 and RLY-4008 first-in-human clinical trials are ongoing, but we do not know whether any of our future clinical trials will begin on time or ever be completed on schedule, if at all.

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

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

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

We intend to develop our current product candidates and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.

We intend to develop our current product candidates, and may develop future product candidates, for use in combination with one or more currently approved cancer therapies. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate our current product candidates or any other future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We will not be able to market and sell our SHP2 program, our FGFR2 program, or our PI3K program or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. Pursuant to the Genentech Agreement as further described above, Genentech will assume the development of RLY-1971, including developing RLY-1971 in combination with Genentech’s KRAS G12C program.

If the FDA or similar foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with our current product candidates or any product candidate we develop, we may be unable to obtain approval of or market our SHP2 program, our FGFR2 program, or our PI3K program or any product candidate we develop.

Our product candidates utilize a novel mechanism of action and novel binding locations, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects.

Our product candidates utilize novel mechanisms of action and novel binding locations, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects. Our Dynamo platform uses advanced computational models in tight integration with our medicinal chemistry, structural biology, enzymology and biophysics capabilities to predict and design the compounds that will achieve the most desirable characteristics, including potency, selectivity, bioavailability, and drug-like properties. A disruption in any of these capabilities may have significant adverse effects in our abilities to expand our Dynamo platform, and we cannot predict whether we will continue to have access to these capabilities in the future to support our Dynamo platform. In addition, there can be no assurance that we will be able to rapidly identify, design and synthesize the necessary compounds or that these or other problems related to the development of this novel mechanism will not arise in the future, which may cause significant delays, or we raise problems we may not be able to resolve.

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

We are currently evaluating the safety and tolerability of RLY-1971 in a Phase 1 dose escalation study in patients with advanced or metastatic solid tumors and pursuant to the Genentech Agreement entered into in December 2020, future development for RLY-1971, including the potential to conduct multiple combination studies, will be governed by a joint development team between us and Genentech. We estimate there are approximately 55,000 late-line patients annually in the United States with advanced lung cancer who might benefit from a combination of RLY-1971 with another targeted inhibitor. In the future, if RLY-1971 advances to earlier lines of combination treatment for lung cancer, we believe it could be applied in the treatment of approximately 90,000 patients annually in the United States. The subset of patients with KRAS G12C mutations in lung cancer that could potentially benefit from the combination of RLY-1971 with GDC-6036 is approximately 15,000-25,000 annually in the United States. We are also evaluating the safety and tolerability of RLY-4008, our inhibitor of FGFR2 in patients with advanced solid tumors having oncogenic FGFR2 alterations, in a first-in-human trial initiated in September 2020. We believe FGFR2-mediated cancers affect approximately 8,000 late-line patients annually in the United States, of which fusions represent approximately 2,700, amplifications 1,600, and mutations 3,800. In the future, if RLY-4008 advances to earlier lines of treatment, it could potentially address approximately 20,000 patients annually in the United States.

We expect to be in IND-enabling studies for our RLY-PI3K1047 program by the end of 2021. We believe PI3Kα H1047X mutant cancers affect approximately 10,000 late-line patients annually in the United States. In the future, if RLY-PI3K1047 advances to earlier lines of treatment, it could potentially address approximately 50,000 patients annually in the United States. Two additional mutations of interest for our PI3Kα franchise are E542X and E545X. We estimate there are approximately 15,000 late-line and 60,000 total patients annually in the United States who might benefit from a PI3Kα targeted inhibitor that targets the mutations at E542 and E545. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with RLY-1971, RLY-4008, or our RLY-PI3K1047 program or other product candidates, are based on estimates.

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

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

Factors payors consider in determining reimbursement are based on whether the product is (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

Moreover, we are subject to certain payment obligations under the DESRES Agreement, including payments to D. E. Shaw Research in connection with certain transactions, including our collaboration with Genentech pursuant to the Genentech Agreement. These payment obligations may decrease the value to us of certain transactional opportunities or otherwise burden our ability to enter into such transactions.

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

Although we designed our first-in-human clinical trials of RLY-1971 and RLY-4008 and intend to design the future clinical trials for the product candidates that we develop, we expect that CROs will conduct all of our clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We are also unable to predict how the COVID-19 pandemic may affect our third-party manufacturers, including any potential disruptions to our global supply chain. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers or manufacture the materials ourselves, for which we may not have the capabilities or resources. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original contract manufacturing organization, or CMO, and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. Changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. We may incur added costs and delays in identifying and qualifying any such replacement. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates.

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

We may enter into collaborations with third parties for the research, development, manufacture and commercialization of one or more of our programs or product candidates. If these collaborations are not successful, our business could be adversely affected.

We may enter into collaborations with third parties for one or more of our programs or product candidates. For example, in December 2020, we entered into the Genentech Agreement, a global collaboration and license agreement with Genentech to develop and commercialize RLY-1971. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that any future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them.

Any collaborations we enter into, including our collaboration with Genentech, may pose several risks, including the following:

•	Collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	Collaborators may not perform their obligations as expected;
•	The clinical trials conducted as part of these collaborations may not be successful;
•	Collaborators may not pursue development and/or commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

•

Collaborators may delay clinical trials, provide insufficient funding for clinical trials, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

We may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product candidates;

•

Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•

Product candidates developed in collaboration with us may be viewed by any collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•

A collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;

•

Disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development of any programs or product candidates, may cause delays or termination of the research, development, manufacture or commercialization of such programs or product candidates, may lead to additional responsibilities for us with respect to such programs or product candidates or may result in litigation or arbitration, any of which would be time-consuming and expensive;

•

Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation. For example, Genentech has the first right to enforce or defend certain of our intellectual property rights under our collaboration, and although we may have the right to assume the enforcement and defense of such intellectual property rights if Genentech does not, our ability to do so may be compromised by Genentech’s actions;

•	Disputes may arise with respect to the ownership of intellectual property developed pursuant to our collaborations;
•	Collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•

Collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, Genentech may terminate its collaboration with us for convenience after a specified notice period.

If our collaborations do not result in the successful development and commercialization of products, or if one of any future collaborators terminates its agreement with us, we may not receive any milestone or royalty payments under the collaboration. If we do not receive the payments we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop our product candidates.

In addition, if any collaborator terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation among the business and financial communities could be adversely affected.

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $52.4 million and $75.3 million for the years ended December 31, 2020 and 2019, respectively. We had an accumulated deficit of $404.2 million as of December 31, 2020. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our drug discovery platform and initial product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

We have no products approved for commercial sale and have not generated any revenue from product sales

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our product sales and we do not expect to generate any revenue from the sale of products in the near future. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell one or more of our product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

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

We expect that our existing cash and cash equivalents and investments will be sufficient to fund our operations through at least the next 12 months. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors, resulting from the COVID-19 pandemic or similar public health crisis;

•	the scope, progress, results and costs of our current and future clinical trials of RLY-4008 and additional preclinical research of our RLY-PI3K1047 program;
•	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for our other product candidates;
•	the number of future product candidates that we pursue and their development requirements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the success of any existing or future collaborations that we may enter into with third parties;
•

the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates, such as our collaboration with Genentech;

•	the achievement of milestones or occurrence of other developments that trigger payments under any existing or future collaboration agreements, if any;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under any existing or future collaboration agreements, if any;
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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets may make equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The current COVID-19 pandemic has spread to most countries across the world, including all 50 states within the United States, including specifically Cambridge, Massachusetts where our primary office and laboratory space is located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, as a result of medical complications associated with SDC and mCPRC, the patient populations that our lead core and other core product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

•	the potential negative effect on the operations of our third-party manufacturers, suppliers or other collaboration partners;
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

Our commercial success will depend in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates, and our core technologies, including our novel target discovery technology and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. See “Business—Intellectual Property” for more information regarding the patent application status for our product candidates. Other than our U.S. patent relating to RLY-1971 composition of matter, we do not own or in-license any issued patents relating to our platform, our SHP2 program, our FGFR2 program, or our PI3K program.

Pursuant to the Genentech Agreement, we have granted an exclusive, worldwide, royalty-bearing license to Genentech, with the right to sublicense, develop and commercialize RLY-1971 and any other SHP2 inhibitors developed under the Genentech Agreement. Genentech has the first right, but not the obligation, to file, prosecute and maintain any patents licensed to it, as well as to enforce infringement of or defend claims against such patents that relate to RLY-1971 or other SHP2 inhibitors. See “Risks Related to Our Reliance on Third Parties—” We may enter into collaborations with third parties for the research, development, manufacture and commercialization of one or more of our programs or product candidates. If these collaborations are not successful, our business could be adversely affected.” for a discussion of risks related to the protection of our intellectual property rights under our collaborations.

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

To date, much of the work product created under our agreement with D. E. Shaw Research has been created by D. E. Shaw Research and us, together, and is thus co-owned. We have the first right to prepare, file, prosecute, maintain and defend patents that cover work product created by D. E. Shaw Research and us, together. If we choose not to exercise those rights with respect to patents and patent applications that cover joint work product, D. E. Shaw Research will have the right to take over such activities, unless such rights are waived, as is the case for our co-owned SHP2 patent applications. The party that is preparing, filing, prosecuting and maintaining a patent that covers joint work product also has the right to enforce such patent against infringers.

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

We have licensed patent rights, and in the future may license additional patent rights, to or from third parties. For example, we have licensed our patent rights to our SHP2 program to Genentech. These licensed patent rights may be valuable to our business, and we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or medicines underlying such licenses. We cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. If any such licensors or licensees fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected.

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

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties. On November 20, 2020, the Office of Inspector General, or OIG, finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rules (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business;

•

the federal civil and criminal false claims and civil monetary penalties laws, including the federal False Claims Act, or FCA, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the United States pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Since then, the ACA risk adjustment program payment parameters have been updated annually.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court. Additionally, the previous Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business, especially given the new administration.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken; however, pursuant to the CARES Act and subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the previous administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the previous administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the previous administration also released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of product candidates paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow

Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. It is unclear whether the current administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

On July 24, 2020 and September 13, 2020, the previous administration announced several executive orders related to prescription drug pricing that sought to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada, as further discussed below. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The Interim Final Rule has not been finalized and is subject to revision and challenge. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Implementation of November 20, 2020 final Rule will be delayed until at least January 1, 2023. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. Separately, in response to the COVID-19 pandemic since March 2020, foreign and domestic inspections by the FDA have largely been on hold with FDA announcing plans in July 2020 to resume prioritized domestic inspections. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, the FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Employee Matters and Managing Growth

Risks Related to Employee Matters

Our future success depends on our ability to retain key executives and experienced scientists and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business development expertise of the principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of February 28, 2021, we had 159 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Risks Related to Our Common Stock

Risks Related to Our Status as an “Emerging Growth Company” and “Smaller Reporting Company”

We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, and may avail ourselves of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

•	reduced disclosure obligations regarding executive compensation; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

As of March 15, 2021, the holdings of our executive officers, directors, principal stockholders and their affiliates, including entities affiliated with SoftBank Vision Fund, Third Rock Ventures and FMR LLC represented beneficial ownership, in the aggregate, of approximately 49.6% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2020, we had federal net operating loss carryforwards of approximately $174.0 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future.

For example, the Tax Cuts and Jobs Act, or Tax Act, was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits. In addition, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which, among other things, suspends the 80% limitation on the deduction for net operating losses in taxable years beginning before January 1, 2021, permits a 5-year carryback of net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted taxable income for taxable years beginning in 2019 and 2020.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Cambridge, Massachusetts, where we lease and occupy approximately 46,631 square feet of office and laboratory space. The current term of our Cambridge lease expires April 30, 2029, with an option to extend the term five additional years with 12 – 15 months’ notice at agreed upon market rate.

We believe our existing facilities are sufficient for our needs for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “RLAY” on the NASDAQ Global Market and has been publicly traded since July 16, 2020. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of February 26, 2021, there were approximately 61 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding stock options granted by us and exercised during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Included is the consideration, if any, we received for such shares and options and information relating to the section of the Securities Act under which exemption from registration was claimed.

From January 1, 2020 to the closing of our IPO on July 20, 2020, we granted options to purchase an aggregate of 2,492,458 shares of common stock, with exercise prices ranging from $5.22 to $14.06 per share, to directors, employees and consultants pursuant to our 2016 Stock Option and Grant Plan, as amended, or the 2016 Plan. During such period, 280,548 shares of common stock were issued for gross proceeds of $1.1 million upon the exercise of stock options pursuant to the 2016 Plan.

No underwriters were involved in the foregoing issuances of securities. The issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.  On July 17, 2020, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage, precision medicines company transforming the drug discovery process with an initial focus on enhancing small molecule therapeutic discovery in targeted oncology. Our company is built upon unparalleled insights into protein motion and how this dynamic behavior relates to protein function. We built our Dynamo platform to integrate an array of leading edge experimental and computational approaches, which allows us to apply our understanding of protein structure and motion to drug discovery.

We are advancing a pipeline of medicines to address targets in precision oncology, including our lead product candidates, RLY-1971 and RLY-4008, as well as our PI3Kα mutant selective program, or the RLY-PI3K1047 program. We initiated a Phase 1 clinical trial for RLY-1971, our inhibitor of Src homology region 2 domain-containing phosphatase-2, or SHP2, in patients with advanced solid tumors in the first quarter of 2020. In December 2020, we entered into a global collaboration and license agreement, or the Genentech Agreement, with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of RLY-1971. We initiated a first-in-human clinical trial for RLY-4008, our inhibitor of fibroblast growth factor receptor 2, or FGFR2, enriched for patients with advanced solid tumors having oncogenic FGFR2 alterations in the third quarter of 2020. We anticipate the RLY-PI3K1047 program, our program for molecules targeting cancer-associated mutant variants of phosphoinostide 3-kinase alpha, or PI3Kα, to be in Investigational New Drug, or IND, enabling studies in 2021. While our initial focus is on precision oncology, we believe our Dynamo platform may also be broadly applied to other areas of precision medicine, such as genetic disease. In addition to the three product candidates described above, we have five discovery stage programs across both precision oncology and genetic disease. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of our therapies.

We were incorporated in May 2015. We have devoted substantially all of our resources to developing our lead product candidates, developing our innovative experimental and computational approaches on protein motion, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of preferred stock, convertible debt and proceeds from our initial public offering, or IPO, discussed below. Additionally, in January 2021, we received an upfront payment of $75.0 million in connection with the Genentech Agreement.

On July 20, 2020, we closed our IPO and issued 23,000,000 shares of our common stock at a price of $20.00 per share for net proceeds of $425.3 million, after deducting underwriting discounts and commissions of $32.2 million and expenses of $2.5 million. In connection with our IPO, all shares of Series A, Series B and Series C convertible preferred stock converted into 61,992,534 shares of common stock. Prior to our IPO, we had received gross proceeds of approximately $520.0 million from sales of our preferred stock and our issuance of convertible debt.

In December 2020, we entered into the Genentech Agreement with Genentech, for the development and commercialization of RLY-1971. Under the terms of the Genentech Agreement, we received $75.0 million in an upfront payment and are eligible to receive $25.0 million in near-term payments; and, if we do not opt into a U.S. profit/cost share, up to $695.0 million in additional development, commercialization and sales-based milestones for RLY-1971; and tiered royalties on annual global net sales (on a country-by-country basis), anticipated to be in the low-to-mid-teens, subject to reductions in certain circumstances. Additionally, we are eligible to receive additional royalties in the event of regulatory approval of RLY-1971 and Genentech’s compound, GDC-6036, that directly binds to and inhibits KRAS G12C, in combination. We have the right to opt-in to a 50/50 U.S. profit/cost share and if we do opt into the U.S. profit/cost share, we are eligible to receive up to $410 million in additional commercialization and sales-based milestones for RLY-1971 outside of the U.S. and tiered royalties on annual net sales outside of the U.S. (on a country-by-country basis), anticipated to be in the low-to-mid-teens, subject to reduction in certain circumstances. We also retain the right to develop RLY-1971 in combination with our FGFR2 and PI3Kα programs.

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets. Efforts to contain the spread of the COVID-19 pandemic have intensified and the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, stay-at-home orders and have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions.

While we are currently continuing the clinical trials we have underway, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials. To date, we have been able to continue to enroll our patients in first-in-human clinical trials for RLY-1971 and RLY-4008, and we currently do not anticipate any interruptions in clinical enrollment. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $52.4 million and $75.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $404.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate increasing operating losses for at least the next several years.

We anticipate that our expenses will increase substantially if and as we:

•	conduct our current and future clinical trials of RLY-4008, additional preclinical research and development of our RLY-PI3K1047 program, and other early-stage programs;
•	initiate and continue research and preclinical and clinical development of our other product candidates;
•	seek to identify additional product candidates;
•	pursue marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
•	obtain, maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other drugs and technologies;
•	hire and retain additional clinical, regulatory, quality and scientific personnel;
•	build out new facilities or expand existing facilities to support our ongoing development activity; and
•

add operational, financial and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts and our operations as a public company.

In addition, if we obtain marketing approval for any of our lead product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed, on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce or terminate our operations.

We believe our cash, cash equivalents and investments of $678.1 million as of December 31, 2020, together with the $75.0 million upfront payment received in January 2021 in connection with the Genentech Agreement, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. See “—Liquidity and Capital Resources.”

Components of our Results of Operations

Revenue

For the year ended December 31, 2020, our revenue consists solely of amounts related to the Genentech Agreement. We recognize our revenue as the performance obligations are satisfied under the agreement.

Operating Expenses

Our operating expenses since inception have consisted solely of research and development costs and general and administrative costs.

Research and Development Expenses

Research and development expenses include:

•	salaries, benefits and other employee related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
•	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
•

expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and other vendors that conduct our clinical trials and preclinical activities;

•	costs of acquiring, developing and manufacturing clinical trial materials and lab supplies;
•	costs related to compliance with regulatory requirements; and
•	facility costs, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

We expense research and development costs as the services are performed or the goods are received. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid expenses or accrued research and development expenses.

We began tracking external development costs by program on January 1, 2020 for programs that have entered clinical trials. We do not allocate internal costs, facilities costs or other overhead costs to specific programs. The following summarizes our costs based on their status in development:

Year Ended December 31, 2020
External costs for programs in clinical trials	$7,447
External costs for programs in discovery and pre-clinical studies	42,431
External costs for platform research and other research and development activities	11,544
Employee related expenses	38,440
Total research and development expenses	$99,862

Our most advanced development programs, RLY-1971 and RLY-4008, are enrolling patients in first-in-human clinical trials. Programs in discovery and pre-clinical stages include our RLY-P13K1047 program as well as other earlier stage programs. Costs incurred for these programs include costs incurred to support our discovery research and translational science efforts up to the initiation of first-in-human clinical development. Platform research and other research and development activities include costs that are not specifically allocated to active product candidates, including facilities costs, depreciation expense and other costs. Employee related expenses includes salary, wages, stock-based compensation and other costs related to our personnel, which are not allocated to specific programs or activities.

We cannot determine with certainty the duration and costs of future clinical trials and future development costs, if, when or to what extent we will generate revenue from the commercialization and sale of any our product candidates for which we obtain marketing approval or our other research and development costs. We may never succeed in obtaining marketing approval for any of our product candidates.

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•

the scope, rate of progress, expense and results of our preclinical development activities, any future clinical trials of RLY-4008, our RLY-PI3K1047 program or other product candidates and other research and development activities that we may conduct;

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

•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers or other vendors resulting from the COVID-19 pandemic or a similar public health crisis;

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue clinical trials of RLY-4008, the development of our RLY-PI3K1047 program and to identify and develop additional product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Other Income, Net

Other income, net primarily consists of interest income related to interest earned on our cash, cash equivalents and investments.

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had federal NOL carryforwards of $174.0 million available to reduce taxable income, of which $43.1 million expire beginning in 2035 and $130.9 million do not expire. We have state NOL carryforwards of $192.3 million as of December 31, 2020 available to reduce future state taxable income, which expire at various dates beginning in 2035.

As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $8.1 million and $2.7 million, respectively, which begin to expire in 2035 and 2030, respectively.

Results of Operations

Comparison of years ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Revenue	$82,654	$—	$82,654
Operating expenses:
Research and development	$99,862	$70,306	$29,556
General and administrative	38,588	13,742	24,846
Total operating expenses	138,450	84,048	54,402
Loss from operations	(55,796)	(84,048)	28,252
Interest income and other expense	3,384	8,743	(5,359)
Net loss	$(52,412)	$(75,305)	$22,893

Revenue

We recognized revenue of $82.7 million for the year ended December 31, 2020 in connection with the Genentech Agreement related to the satisfaction of our performance obligation for the license transfer. We did not recognize any revenue for the year ended December 31, 2019.

Research and Development Expenses

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Employee related expenses	$38,440	$19,914	$18,526
Outside and consulting services	46,009	34,585	11,424
Depreciation of laboratory equipment	2,889	2,410	479
Laboratory supplies and other costs	6,754	7,289	(535)
Facilities and other allocated expenses	5,770	6,108	(338)
Total research and development expenses	$99,862	$70,306	$29,556

Research and development expenses were $99.9 million for the year ended December 31, 2020 compared to $70.3 million for the year ended December 31, 2019. The increase of $29.6 million was primarily due to $18.5 million of increased employee related costs, including $12.0 million of additional share-based compensation expense, primarily due to increases in our stock price and increased headcount, and $11.4 million in increased outside and consulting expenses associated with our clinical and pre-clinical candidates.

General and Administrative Expenses

General and administrative expenses were $38.6 million for the year ended December 31, 2020 compared to $13.7 million for the year ended December 31, 2019. The increase of $24.8 million was primarily due to $19.2 million of increased employee related costs, including $15.5 million of additional share-based compensation expense, primarily due to increases in our stock price and increased general and administrative headcount to support the growth of our organization, and $5.2 million of other general and administrative expenses primarily attributed to increases in insurance, legal and other expenses.

Other Income (Expense), Net

Other income, net, was $3.4 million for the year ended December 31, 2020 compared to $8.7 million for the year ended December 31, 2019 due primarily to decreases in interest rates and lower investment amounts.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. On July 20, 2020, we closed our IPO and issued 23,000,000 shares of common stock for net proceeds of $425.3 million. Prior to our IPO, we received gross proceeds of $520.0 million from sales of our preferred stock and our issuance of convertible debt. As of December 31, 2020, we had cash, cash equivalents and investments of $678.1 million. In January 2021, we received an upfront payment of $75.0 million from Genentech pursuant to the Genentech Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(102,489)	$(66,133)
Cash provided by (used in) investing activities	81,672	(319,024)
Cash provided by financing activities	426,509	5,606
Net increase (decrease) in cash, cash equivalents and restricted cash	$405,692	$(379,551)

Operating Activities.

During the year ended December 31, 2020, operating activities used $102.5 million of cash, primarily resulting from our net loss of $52.4 million and cash used by changes in our operating assets and liabilities of $85.2 million, partially offset by non-cash charges of $35.1 million. Net cash used by changes in our operating assets and liabilities of $85.2 million during the year ended December 31, 2020 consisted of increases of $75.0 million in accounts receivable, $7.7 million in contract assets, and $4.7 million in prepaid expenses and other current assets, offset by an increase of $2.0 million in accrued expenses and other liabilities. The increase in accounts receivable and contract assets was due to the upfront payment received and revenue recognized in connection with the Genentech Agreement. The increase in prepaid expenses was primarily due to increases in prepaid license fees and insurance. The increase in accrued expenses and other current liabilities was largely due to an increase in external research and development costs.

During the year ended December 31, 2019, operating activities used $66.1 million of cash, primarily resulting from our net loss of $75.3 million, partially offset by non-cash charges of $4.9 million and cash provided by changes in our operating assets and liabilities of $4.3 million. Net cash provided by changes in our operating assets and liabilities of $4.3 million during the year ended December 31, 2019 consisted of an increase of $5.2 million in accounts payable, accrued expenses and other current liabilities as well as a decrease of $1.2 million of operating lease assets, net, partially offset by an increase of $2.1 million in prepaid expenses and other current assets. The increase in accounts payable, accrued expenses and other current liabilities was largely due to an increase in external research and development costs. The increase in prepaid expenses and other current assets was due to an increase in external research and development costs.

Investing Activities.

During the year ended December 31, 2020, investing activities provided $81.7 million, consisting primarily of $83.6 million of net investment proceeds from maturities offset by $1.9 million for the purchase of property and equipment.

During the year ended December 31, 2019, investing activities used $319.0 million, consisting primarily of $311.0 million of net investment purchases and $8.0 million for the purchase of property and equipment.

Financing Activities.

During the year ended December 31, 2020, net cash provided by financing activities was $426.5 million, consisting of net proceeds from the issuance of common stock upon the closing of our IPO of $425.3 million and proceeds from stock option exercises of $1.2 million.

During the year ended December 31, 2019, net cash provided by financing activities was $5.6 million, consisting of net proceeds from our sales of Series C convertible preferred stock of $5.0 million and proceeds from the exercise of stock options of $0.6 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to the potential clinical development activities of RLY-4008 and the ongoing pre-clinical development activities of our RLY-PI3K1047 program. In addition, we are now incurring additional costs associated with operating as a public company. We expect that our expenses will increase substantially as discussed in more detail in “— Overview” above.

As of December 31, 2020, we had cash, cash equivalents and investments of $678.1 million. We believe that our existing cash, cash equivalents and investments, together with the $75.0 million upfront payment received in January 2021 in connection with the Genentech Agreement, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the development of RLY-4008, our RLY-PI3K1047 programs and other product candidates and programs, and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers or other vendors, resulting from the COVID-19 pandemic or similar public health crisis;

•	the scope, progress, results and costs of our current and future clinical trials of RLY-4008 and additional preclinical research of our RLY-PI3K1047 program;
•	the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for our other product candidates;
•	the number of future product candidates that we pursue and their development requirements;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the success of any existing or future collaborations that we may enter into with third parties;

•

the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates, such as our collaboration with Genentech;

•	the achievement of milestones or occurrence of other developments that trigger payments under any existing or future collaboration agreements, if any;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under any existing or future collaboration agreements, if any;
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

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technology, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or collaborations, strategic alliances or licensing arrangements with third parties when needed, we may be required to delay, limit, reduce and/or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

On June 15, 2020, we entered into an Amended and Restated Collaboration and License Agreement, or DESRES Agreement, with D. E. Shaw Research, LLC, or D. E. Shaw Research, extending the term and otherwise modifying the terms of the Collaboration and License Agreement originally entered into on August 17, 2016. The DESRES Agreement provides that the parties will jointly conduct research efforts with the goal of identifying and developing product candidates. On a product-by-product basis, we have agreed to pay D. E. Shaw Research milestone payments upon the achievement of certain development and regulatory milestone events for products we develop under the

DESRES Agreement that are directed to a Category 1 Target or any target that was a Category 1 Target. Such payments for achievement of development and regulatory milestones total up to $7.3 million in the aggregate for each of the first three products we develop, and up to $6.3 million in the aggregate for each product we develop after the first three. In addition, we are obligated to pay D. E. Shaw Research royalty payments as defined in the DESRES Agreement. We assessed the milestone and royalty events under the DESRES Agreement as of December 31, 2020 and 2019, respectively, and concluded that $1.5 million was due related to the execution of the Genentech Agreement as of December 31, 2020 and no such payments were due as of December 31, 2019.

The DESRES Agreement extended the term of the original agreement to August 16, 2025 and increased the annual fee from $1.0 million to $7.9 million, commencing on August 16, 2020. The DESRES Agreement automatically renews for successive one year periods unless either party provides at least one year notice of non-renewal, and the annual fee during each of the one year renewal terms is subject to the mutual agreement of us and D. E. Shaw Research.

We also have certain research and license arrangements with other third parties, which provide us with research services with the goal of identifying and developing product candidates until all payment obligations by us to the third party have expired. We have the right to terminate these agreements with a reasonable period of notice. We are also obligated to pay development milestone payments for up to four targets, each in the range of $4.0 million to $7.0 million, upon the achievement of certain specified contingent events. We assessed the milestones as of December 31, 2020 and 2019 and concluded no such milestone payments were due.

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice of 30 days. Payments due upon cancelation consist only of payments for services provided and expenses incurred up to the date of cancelation.

In December 2017, we entered into a facility lease agreement for approximately 44,336 square feet of office and laboratory space at 399 Binney Street, Cambridge, Massachusetts, which was increased to 44,807 square feet in January 2018. We gained control of the space in January 2019 and the lease expires in April 2029, subject to certain renewal options, which have not been included in our right of use asset and liability. In September 2020, we entered into an amendment to our existing facility lease agreement to expand the leased area by approximately 1,824 square feet of office space at 399 Binney Street, Cambridge, Massachusetts. The amendment commenced in October 2020 and expires in April 2029, subject to certain renewal options.

We provided a letter of credit in connection with our facility lease agreement in the amount of $878 with a financial institution, which expires September 30, 2028.

For more information, see Note 13, Commitments and Contingencies, and Note 14, Leases, of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We account for revenue recognition in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within the contract and determine those that are performance obligations. We then determine the transaction price and allocate it to the performance obligations using the relative selling price model. As part of the accounting for these arrangements, we must use significant judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above, including the determination of whether milestones or other variable consideration should be included in the transaction price; and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of the transaction price in step (iv) above.

We utilize key assumptions and judgments to determine the stand-alone selling price for each performance obligation, which may include discounted cash flow models, evaluation of comparable transactions, pricing considered in negotiating the transaction and estimated costs, to determine how the transaction price is allocated among the performance obligations. We use judgment to determine whether milestones or other variable consideration should be included in the transaction price. For revenue-based royalties, including milestone payments based on the level of sales, we will include royalties in the transaction price at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty is allocated has been satisfied (or partially satisfied). As part of management’s evaluation of the transaction price, we consider numerous factors, including whether the achievement of the milestones is outside of our control, contingent upon the efforts of others or subject to the risks of success. If we conclude it is probable that a significant revenue reversal would not occur, the associated milestone payment is included in the transaction price. Milestone payments that are not within our control, such as regulatory approvals, are generally not considered probable until those milestones are achieved. We re-evaluate the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Once the performance obligations are identified, the transaction price is allocated to each performance obligation based on the relative stand-alone selling price. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied, either at a point in time or over time. If the performance obligation is satisfied over time, we recognize revenue based on the use of either an output or input method.

As of December 31, 2020, we had one collaboration and license agreement with Genentech, which we entered into on December 11, 2020.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development and manufacturing expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with performing research activities on our behalf and conducting preclinical studies and clinical trials on our behalf;
•	investigative sites or other service providers in connection with clinical trials;
•	vendors in connection with preclinical and clinical development activities; and
•	vendors related to product manufacturing and development and distribution of preclinical and clinical supplies.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract, which may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees, directors and non-employees based on their fair value on the date of grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. We recognize the impact of forfeitures on stock-based compensation expense as forfeitures occur.

We issued certain options with performance-based vesting conditions whereby the service inception date preceded the accounting grant date and therefore we applied variable accounting for the awards until the fair value of the awards was known on the accounting grant date. The board of directors approved the commencement of vesting for all such awards in 2020, therefore we no longer apply variable accounting as of December 11, 2020.

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

Prior to our IPO, the estimated fair value of our common stock was determined by our board of directors, or compensation committee thereof, as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Historically, these independent third-party valuations of our equity instruments were performed contemporaneously with identified value inflection points.

These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. The Practice Aid identifies various available methods for allocating the enterprise value across classes of series of capital stock in determining the fair value of our common stock at each valuation date.

Following our IPO, in connection with our accounting for granted stock options and other awards we may grant, the fair value of our common stock is determined based on the quoted market price of our common stock.

Emerging Growth Company and Smaller Reporting Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company,” or an EGC, can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early.

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of December 31, 2020, our cash equivalents consisted of money market funds. As of December 31, 2020, our investments consisted of investments in United States Treasury Bills, United States Treasury Bonds and agency bonds that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2020 and 2019, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact to our consolidated results of operations.

As of December 31, 2020, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we do not have a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the years ended December 31, 2020 and 2019.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, as incorporated into Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K, by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Senior Vice President, Finance), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Senior Vice President, Finance, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)	Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)

The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Relay Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Relay Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

March 25, 2021

Relay Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$447,646	$41,954
Investments	230,415	313,862
Accounts receivable	75,000	—
Contract asset	7,654	—
Prepaid expenses and other current assets	9,385	4,720
Total current assets	770,100	360,536
Property and equipment, net	6,250	8,094
Operating lease assets	22,579	23,560
Restricted cash	878	878
Other assets	22	—
Total assets	$799,829	$393,068
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,351	$6,991
Accrued expenses and other current liabilities	5,760	3,746
Operating lease liabilities, current	1,521	1,249
Total current liabilities	13,632	11,986
Operating lease liabilities, net of current portion	22,901	23,583
Restricted stock liability	3	156
Total liabilities	36,536	35,725
Commitments and contingencies (Note 13)
Convertible preferred stock (Series A, B and C), $0.001 par value; no shares authorized as of December 31, 2020 and 337,272,859 shares authorized as of December 31, 2019; no shares issued and outstanding as of December 31, 2020 and 212,642,857 shares issued and outstanding (aggregate liquidation preference of $519,825) as of December 31, 2019	—	537,781
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of December 31, 2020 and no shares authorized as of December 31, 2019; no shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 150,000,000 and 260,000,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; 89,991,324 and 4,716,634 shares issued at December 31, 2020 and December 31, 2019, respectively; 89,906,835 and 4,037,476 shares outstanding at December 31, 2020 and December 31, 2019, respectively	90	4
Additional paid-in capital	1,167,367	8,715
Accumulated other comprehensive income	64	325
Accumulated deficit	(404,228)	(189,482)
Total stockholders’ equity (deficit)	763,293	(180,438)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$799,829	$393,068

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue:
License revenue	$82,654	$—
Total revenue	82,654	—
Operating expenses:
Research and development expenses	99,862	70,306
General and administrative expenses	38,588	13,742
Total operating expenses	138,450	84,048
Loss from operations	(55,796)	(84,048)
Other income (expense):
Interest income	3,400	8,801
Other expense	(16)	(58)
Total other income (expense), net	3,384	8,743
Net loss	$(52,412)	$(75,305)
Deemed dividend resulting from extinguishment upon modification of Series C preferred stock	(177,789)	—
Net loss attributable to common stockholders	$(230,201)	$(75,305)
Net loss attributable to common stockholders per share, basic and diluted	$(5.40)	$(21.82)
Weighted average shares of common stock, basic and diluted	42,619,582	3,450,500
Other comprehensive income (loss):
Unrealized holding gain (loss)	(261)	325
Total other comprehensive income (loss)	(261)	325
Total comprehensive loss	$(52,673)	$(74,980)

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other		Total Stockholders’
	Shares	Amount	Shares	Par value	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Equity (Deficit)
Balances at December 31, 2018	210,863,764	$532,120	2,998,017	$3	$3,247	$—	$(114,177)	$(110,927)
Issuance of Series C convertible preferred stock, net of issuance costs of $50	1,779,093	5,661	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	178,969	—	613	—	—	613
Vesting of restricted common stock	—	—	860,490	1	399	—	—	400
Stock-based compensation expense	—	—	—	—	4,456	—	—	4,456
Unrealized gain on investments	—	—	—	—	—	325	—	325
Net loss	—	—	—	—	—	—	(75,305)	(75,305)
Balances at December 31, 2019	212,642,857	537,781	4,037,476	4	8,715	325	(189,482)	(180,438)
Extinguishment upon modification of Series C preferred stock	—	177,789	—	—	(15,455)	—	(162,334)	(177,789)
Conversion of convertible preferred stock into common stock upon initial public offering	(212,642,857)	(715,570)	61,992,534	62	715,508	—	—	715,570
Issuance of common stock in public offering, net of discounts and issuance costs of $34,707	—	—	23,000,000	23	425,270	—	—	425,293
Issuance of common stock upon exercise of stock options	—	—	297,000	—	1,216	—	—	1,216
Vesting of restricted common stock	—	—	579,825	1	153	—	—	154
Stock-based compensation expense	—	—	—	—	31,960	—	—	31,960
Unrealized loss on investments	—	—	—	—	—	(261)	—	(261)
Net loss	—	—	—	—	—	—	(52,412)	(52,412)
Balances at December 31, 2020	—	$—	89,906,835	$90	$1,167,367	$64	$(404,228)	$763,293

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(52,412)	$(75,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	31,960	4,456
Depreciation expense	3,549	2,845
Net amortization of premiums and discounts on investments	(416)	(2,495)
Loss on sale of equipment	—	56
Changes in assets and liabilities:
Prepaid expenses and other current assets	(4,665)	(2,123)
Lease assets and liabilities, net	571	1,233
Accounts payable	(410)	3,000
Accrued expenses and other liabilities	2,010	2,200
Accounts receivable	(75,000)	—
Contract asset	(7,654)	—
Other assets	(22)	—
Net cash used in operating activities	(102,489)	(66,133)
Cash flows from investing activities:
Purchases of property and equipment	(1,931)	(8,002)
Proceeds from sale of equipment	—	20
Purchases of investments	(266,455)	(553,517)
Proceeds from maturities of investments	350,058	242,475
Net cash provided by (used in) investing activities	81,672	(319,024)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	4,993
Proceeds from issuance of common stock upon exercise of stock options	1,216	613
Proceeds from issuance of common stock upon initial public offering	427,800	—
Offering costs paid	(2,507)	—
Net cash provided by financing activities	426,509	5,606
Net increase (decrease) in cash, cash equivalents and restricted cash	405,692	(379,551)
Cash, cash equivalents and restricted cash at beginning of period	42,832	422,383
Cash, cash equivalents and restricted cash at end of period	$448,524	$42,832
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$519	$745
Reclassification of restricted stock liability to additional paid-in capital	$153	$400
Extinguishment upon modification of Series C preferred stock	$(177,789)	$—
Conversion of preferred stock into common stock upon initial public offering	$715,508	—
Right of use asset obtained in exchange for lease obligation	$819	$24,936

Reconciliation of Cash, Cash Equivalents and Restricted Cash from Balance Sheets to Statements of Cash Flows

	Year Ended December 31,
	2020	2019
Cash and cash equivalents	$447,646	$41,954
Restricted cash	878	878
Total cash, cash equivalents and restricted cash as shown on consolidated statements of cash flows	$448,524	$42,832

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the “Company”) was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage, precision medicines company transforming the drug discovery process with an initial focus on enhancing small molecule therapeutic discovery in targeted oncology. The Company is built upon unparalleled insights into protein motion and how this dynamic behavior relates to protein function. The Company’s Dynamo platform integrates an array of leading edge experimental and computational approaches, which allows the Company to apply the understanding of protein structure and motion to drug discovery. The Company is advancing its pipeline of medicines to address targets in precision oncology, including its lead product candidates, RLY-4008 and RLY-1971, as well as its PI3Kα mutant selective program, known as the RLY-PI3K1047 program. The Company initiated a Phase 1 clinical trial for RLY-1971 in patients with advanced solid tumors in the first quarter of 2020 and a first-in-human clinical trial of RLY-4008 enriched for patients with advanced solid tumors having oncogenic FGFR2 alterations in the third quarter of 2020. In December 2020, the Company entered into the Collaboration and License Agreement (the “Genentech Agreement”) with Genentech, Inc. (“Genentech”), a member of the Roche Group, for the development and commercialization of RLY-1971, as further discussed in Note 5.

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

The Company has devoted substantially all of its resources to developing its product candidates, including RLY-1971 and RLY-4008, and the RLY-PI3K1047 program by developing its innovative, experimental and computational approaches on protein motion, building its intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

The Company has incurred net operating losses since inception and had an accumulated deficit of $404,228 as of December 31, 2020. The Company expects that its existing cash, cash equivalents and investments as of December 31, 2020, together with the upfront payment of $75,000 received in January 2021 from Genentech under the Genentech Agreement discussed in Note 5, will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

2. Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-K. The Company’s consolidated financial statements include the accounts of Relay Therapeutics, Inc. and its wholly-owned subsidiary, Relay Therapeutics Securities Corporation. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development and manufacturing expenses, the valuation of equity instruments, the determination of the transaction price and standalone selling price of performance obligations under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and the incremental borrowing rate for determining the operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience.

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

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on using innovative experimental and computational approaches on protein motion for making medicines against intractable precision medicine targets. The Company operates in the United States and all tangible assets are held in the United States.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market funds, are stated at fair value.

Restricted Cash

The Company had restricted cash of $878 as of December 31, 2020 and 2019 to secure a letter of credit in connection with the lease of the Company’s facilities (see Note 14). The Company classified the restricted cash as a noncurrent asset on its consolidated balance sheets.

Investments

Investments in marketable securities are classified as available-for-sale. Available-for-sale securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity (deficit). Premiums or discounts from par value are amortized to investment income over the life of the underlying investment. All of the Company’s available-for-sale securities are available to the Company for use in current operations. As a result, the Company classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the consolidated statements of operations and comprehensive loss. If any adjustment is required to reflect a decline in the value of the investment that the Company considers to be “other than temporary”, the Company recognizes a charge to the consolidated statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Concentration of Credit Risk and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. From time to time, the Company has maintained all of its cash, cash equivalents and investments at certain accredited financial institutions in amounts that exceed federally insured limits. The Company generally invests its excess capital in money market funds, U.S. treasury bonds, U.S. treasury bills and agency bonds are subject to minimal credit and market risk. Management has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. The investment portfolio is maintained in accordance with the Company’s investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.

The Company is dependent on third-party suppliers for research and development activities of its programs, including preclinical and clinical testing. In particular, the Company relies and expects to continue to rely on a small number of these suppliers, including D. E. Shaw Research, LLC as discussed in Note 13, to meet its requirements for its programs. These programs could be adversely affected by a significant interruption in pre-clinical and clinical testing and the supply of active pharmaceutical ingredients and formulated drugs.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•

Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Revenue Recognition

The Company accounts for revenue recognition in accordance with Accounting Standards Codification Topic (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract and determines those that are performance obligations. The Company then determines the transaction price and allocates it to the performance obligations using the relative selling price model. As part of the accounting for these arrangements, the Company must use significant judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above, including the determination of whether milestones or other variable consideration should be included in the transaction price; and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of the transaction price in step (iv) above.

The Company utilizes key assumptions and judgments to determine the stand-alone selling price for each performance obligation, which may include discounted cash flow models, evaluation of comparable transactions, pricing considered in negotiating the transaction and estimated costs, to determine how the transaction price is allocated among the performance obligations. The Company uses judgment to determine whether milestones or other variable consideration should be included in the transaction price. For revenue-based royalties, including milestone payments based on the level of sales, the Company will include royalties in the transaction price at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty is allocated has been satisfied (or partially satisfied). As part of management’s evaluation of the transaction price, the Company considers numerous factors, including whether the achievement of the milestones is outside of our control, contingent upon the efforts of others or subject to scientific risks of success. If the Company concludes it is probable that a significant revenue reversal would not occur, the associated milestone payment is included in the transaction price. Milestone payments that are not within our control, such as regulatory approvals, are generally not considered probable until those milestones are achieved. The Company re-evaluates the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Once the performance obligations are identified, the transaction price is allocated to each performance obligation based on the relative stand-alone selling price. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied, either at a point in time or over time. If the performance obligation is satisfied over time, the Company recognizes revenue based on the use of either an output or input method.

As of December 31, 2020, the Company had one collaboration and license agreement with Genentech, which the Company entered into on December 11, 2020. For a discussion of the accounting related to the Genentech Agreement, see Note 5, Collaboration and License Arrangement with Genentech.

Lease Agreements

Under ASC 842, Leases, the Company determines if an arrangement is or contains a lease at inception. For leases with a term of 12 months or less, the Company does not recognize a right-of-use asset or lease liability. The Company’s operating leases are recognized on its consolidated balance sheets as other noncurrent assets, other current liabilities and other noncurrent liabilities. The Company does not have any finance leases.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Operating lease right-of-use assets also include the effect of any lease payments made prior to commencement and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which are accounted for as a combined element.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the useful life of the asset. Laboratory and computer equipment are depreciated over three years. Furniture and fixtures are depreciated over five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations.

Impairment of Long-Lived Assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured in an amount by which the book values of the assets exceed their fair value. The Company did not recognize any impairment losses for the years ended December 31, 2020 and 2019.

Classification and Accretion of Convertible Preferred Stock

The Company’s convertible preferred stock was classified outside of stockholders’ equity (deficit) on the consolidated balance sheet because the holders of such shares had liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company and would require the redemption of the then-outstanding convertible preferred stock. The convertible preferred stock was not currently redeemable, except in the event of a deemed liquidation (see Note 8). Because the occurrence of a deemed liquidation event was not probable, the carrying value of the convertible preferred stock was not accreted to their redemption values. Subsequent adjustments to the carrying values of the convertible preferred stock would have been made only when a deemed liquidation event became probable.

Upon the closing of the Company’s IPO in July 2020, all outstanding convertible preferred stock automatically converted into 61,992,534 shares of common stock.

Stock-Based Compensation

The Company measures stock options and other stock-based awards granted to employees, directors and non-employees based on their fair value on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company recognizes the impact of forfeitures on stock-based compensation expense as forfeitures occur.

The Company issued certain options with performance-based vesting conditions whereby the service inception date preceded the accounting grant date and therefore applied variable accounting for the awards until the fair value of the awards was known on the accounting grant date. The board of directors approved the commencement of vesting for all such awards in 2020, therefore the Company no longer applies variable accounting as of December 11, 2020.

The Company estimates the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of the Company’s common stock and assumptions the Company makes for the volatility of its common stock, the expected term of the stock options, the risk-free interest rate for a period that approximates the expected term of the stock options and the expected dividend yield.

Prior to the Company’s IPO, the estimated fair value of its common stock was determined by the board of directors, or compensation committee thereof, as of the date of each option grant, with input from management, considering the most recently available third-party valuations of common stock and the board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Historically, these independent third-party valuations of the Company’s equity instruments were performed contemporaneously with identified value inflection points.

These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”). The Practice Aid identifies various available methods for allocating the enterprise value across classes of series of capital stock in determining the fair value of the Company’s common stock at each valuation date.

Following the Company’s IPO, in connection with the accounting for granted stock options and other awards the Company may grant, the fair value of the Company’s common stock is determined based on the quoted market price of its common stock.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include salaries, stock-based compensation and benefits of employees, third-party license fees and other operational costs related to the Company’s research and development activities, including allocated facility-related expenses and external costs of outside vendors engaged to conduct both pre-clinical studies and clinical trials. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Research and Manufacturing Contracts

The Company has entered into various research and development contracts with research institutions and other companies whose costs are included in research and development expense in the accompanying consolidated statements of operations and comprehensive loss. These agreements are generally cancelable and related payments are recorded as research and development expenses as the underlying services are performed. When evaluating the adequacy of the expense recognized, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the expense recognized and the related prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical estimates have not been materially different from the actual costs.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of the assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2020 and 2019, other comprehensive income (loss) consisted of changes in unrealized gains and losses from available-for-sale investments.

Net Loss Per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and the effect of dilutive securities.

The Company applies the two-class method to calculate its basic and diluted net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The Company’s participating securities contractually entitle the holders of such shares to participate in dividends; but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities.

Additionally, in periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. For additional discussion of net loss per common share, please see Note 12, Net Loss Per Share.

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement on January 1, 2020. This standard modifies certain disclosure requirements on fair value measurements. The adoption of this standard did not have a material impact on the Company’s disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and it establishes additional disclosure requirements related to credit risks. For available-for-sale securities with expected credit losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This guidance was originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption was permitted. In November 2019, the FASB subsequently issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”), whereby the effective date of this standard for smaller reporting companies was deferred to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is still permitted. The Company is assessing the impact of ASU 2019-10 on the consolidated financial statements and does not expect it to have a material impact.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). This standard amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and amends the related earnings per share (“EPS”) guidance. The ASU will be effective for smaller reporting companies for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is assessing the impact of ASU 2020-06 on the consolidated financial statements and does not expect it to have a material impact.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends certain aspects of the existing guidance to improve consistent application. The new standard will be effective for public business entities for fiscal years beginning after December 15, 2020. The Company is assessing the potential impact ASU 2019-12 may have on its financial statements upon adoption.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2020:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$447,146	$—	$—	$447,146
Investments:
US treasury bills	—	33,026	—	33,026
US agency securities	—	197,389	—	197,389
Total investments	—	230,415	—	230,415
Total	$447,146	$230,415	$—	$677,561

	Fair Value Measurements as of December 31, 2019:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$41,658	$—	$—	$41,658
Investments:
US treasury bills	—	232,604	—	232,604
US agency securities	—	81,258	—	81,258
Total investments	—	313,862	—	313,862
Total	$41,658	$313,862	$—	$355,520

In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company did not have any financial assets or liabilities during any of the periods presented in the accompanying consolidated financial statements that required Level 3 inputs.

4. Investments

The fair value of available-for-sale investments by type of security was as follows:

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S treasury bills	$29,997	$21	$—	$30,018
U.S agency securities	20,996	5	—	21,001
Total investments with a maturity of one year or less	50,993	26	—	51,019

U.S treasury bills	3,008	—	—	3,008
U.S agency securities	176,350	38	—	176,388
Total investments with a maturity of one to two years	179,358	38	—	179,396
Total investments	$230,351	$64	$—	$230,415

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S treasury bills	$232,336	$268	$—	$232,604
U.S agency securities	81,201	57	—	81,258
Total investments with a maturity of one year or less	$313,537	$325	$—	$313,862

5. Collaboration and License Arrangement with Genentech

On December 11, 2020, the Company entered into the Genentech Agreement, which granted Genentech a license to develop and commercialize RLY-1971. RLY-1971 is currently being developed in a Phase 1a clinical trial for patients with advanced solid tumors (the “Phase 1a Trial”). Unless Genentech elects to exercise its option to conduct the remainder of the ongoing Phase 1a Trial, the Company is responsible for the completion of this trial. Genentech is responsible for conducting all subsequent clinical development of RLY-1971. The Company is also responsible for the one-time transfer of the active pharmaceutical ingredient (“API”) and other materials related to RLY-1971 to Genentech.

Under the Genentech Agreement, the Company is entitled to a non-refundable upfront payment of $75,000, which is due upon completion of certain technology transfer activities and is reflected as accounts receivable on the consolidated balance sheet at December 31, 2020. The Company collected this amount in full in January 2021. The Company is eligible to receive up to $25,000 in near-term milestone payments. The Company is also eligible to receive up to an aggregate of an additional $695,000 upon the achievement of specified development, commercialization and sales-based milestones for RLY-1971 worldwide as well as tiered royalties ranging from low-to-mid teens on annual worldwide net sales of RLY-1971, on a country-by-country basis, subject to reduction in certain circumstances.

The Company has the option, exercisable one time at the Company’s sole discretion, to (a) fund half of the development costs of RLY-1971 in the U.S., (b) share half of the net profits or net loss of commercializing RLY-1971 in the U.S. (the “Profit/Cost Share”) and (c) be eligible to receive up to an aggregate of an additional $410,000 upon the achievement of specified commercialization and sales-based milestones for RLY-1971 outside of the U.S and tiered royalties ranging from low-to-mid teens on annual net sales of RLY-1971 outside of the U.S., on a country-by-country basis, subject to reduction in certain circumstances. The Company may elect to opt-out of further participation in the Profit/Cost Share at any time prior to the third anniversary of the first commercial sale of RLY-1971 in the U.S, in which case the financial terms would revert to the terms applicable as if Company had not opted into the Profit/Cost Share as of the effective opt-out date.

Genentech may terminate the Genentech Agreement for convenience and the Company may terminate the Genentech Agreement under certain limited circumstances. Unless otherwise terminated, the Genentech Agreement will remain in effect until the expiration of all Genentech’s royalty payment obligations to the Company.

Accounting Analysis

Identification of the Contract

The Company concluded that Genentech is a customer in this arrangement and as such, the arrangement falls within the scope of the revenue recognition guidance in ASC 606.

Identification of Performance Obligations

At the commencement of the Genentech Agreement, the Company identified the following performance obligations in the agreement:

•	License to develop and commercialize RLY-1971 and the related know-how;
•	Research and development services to complete the Phase 1a Trial for RLY-1971; and
•	Transfer of API and other materials related to RLY-1971

The Company determined that the performance obligations outlined above are both capable of being distinct and distinct within the context of the contract given such rights and activities are independent of each other. The license can be used by Genentech without the research and development services or API outlined above, and similarly those services and inventory provide distinct benefit to Genentech within the context of the contract, separate from the license.

Determination of Transaction Price

The Company determined the transaction price for the Genentech Agreement to be $85,867, which includes both fixed and variable consideration amounts. The total transaction price of $85,867 is comprised of (i) the $75,000 fixed, non-refundable upfront payment, (ii) a $5,000 non-refundable milestone payment due upon the transfer of the Investigational New Drug (“IND”) application to Genentech, (iii) a $5,000 non-refundable milestone payment due upon completion of the Phase 1a Trial for RLY-1971 and (iv) $867 of estimated variable consideration related to reimbursements due from Genentech for research and development services. No additional development milestone payments and no regulatory milestone payments are included in the transaction price as all such payments are fully constrained. As part of management’s evaluation of the constraint, the Company considered numerous factors, including the consideration that achievement of the milestones is outside of the Company’s control, contingent upon Genentech’s efforts and the receipt of regulatory approval and subject to scientific risks of success.

Allocation of Transaction Price to Performance Obligations

The Company allocated the transaction price of $85,867 based on the stand-alone selling prices (“SSP”) of each of the performance obligations as follows:

•	$82,654 million for the transfer of the license
•	$2,896 million for research and development services; and
•	$317 million for the transfer of API.

The SSP for the license was determined using an approach that considered discounted, probability-weighted cash flows related to the license transferred. The Company also reviewed comparable market transactions in determining the SSP of the license. The SSP for the research and development services as well as the transfer of API were based on estimates of the associated effort and cost of these services and cost to manufacture API, adjusted for a reasonable profit margin that would be expected to be realized under similar contracts. The Company performed sensitivity analyses supporting reasonable changes to the SSPs noting no material impact on revenue recognized for the year ended December 31, 2020.

Recognition of Revenue

The Company is recognizing revenue for each of the three performance obligations as follows:

•

The Company recognized revenue related to the license at a point in time upon transfer of the license to Genentech. The Company recognized the full amount allocated to the license and related know-how in the fourth quarter of 2020 because the Company had transferred the license upon execution of the Genentech Agreement. Revenue recognized during the year ended December 31, 2020 related to the license amounted to $82,654.

•

The Company will satisfy the research and development performance obligation for RLY-1971 as the research and development services are performed. The research and development services performance obligation consists of the Company completing the Phase 1a clinical trial initiated in the first quarter of 2020. The Company recognizes revenue related to the research and development services over time using a cost-based input method by calculating actual costs incurred to date at each period end relative to total estimated costs expected to be incurred to fulfill the performance obligation. There was no revenue recognized related to this performance obligation during the year ended December 31, 2020 as the services performed from contract inception to December 31, 2020 were immaterial.

•

The Company will recognize revenue related to the transfer of API at a point in time upon transfer to Genentech. There was no revenue recognized related to this performance obligation during the year ended December 31, 2020.

During the year ended December 31, 2020, the Company recognized an aggregate of $82,654 of revenue from the Genentech Agreement related entirely to the transfer of the license. At December 31, 2020, the Company recorded accounts receivable under the Genentech Agreement in the amount of $75,000 and a contract asset in the amount of $7,654, which is classified as a current asset, on the balance sheet. The contract asset relates to the amount of revenue recognized for which the right to payment is contingent upon conditions other than the passage of time, such as the completion of future milestone activities.

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2020	2019
Property and equipment:
Laboratory equipment	$13,534	$12,003
Leasehold improvements	886	860
Computer equipment	888	827
Furniture and fixtures	895	895
Construction in process	577	490
	16,780	15,075
Less: accumulated depreciation	(10,530)	(6,981)
Total property and equipment, net	$6,250	$8,094

The Company recorded $3,549 and $2,845 of depreciation expense for the years ended December 31, 2020 and 2019, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2020	2019
External research and development	$5,099	$3,077
Professional services	464	336
Other	197	333
Total accrued expenses and other current liabilities	$5,760	$3,746

8. Convertible Preferred Stock

The Company issued Series A, Series B and Series C convertible preferred stock (collectively, “Convertible Preferred Stock”). Upon issuance of each class of Convertible Preferred Stock, the Company assessed the embedded conversion and liquidity features of the shares and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed on the issuance date of each class of Convertible Preferred Stock. The Company’s Convertible Preferred Stock was

classified outside of stockholders’ equity (deficit) on the consolidated balance sheet prior to the Company’s IPO because the holders of such shares had liquidation rights in the event of a deemed liquidation that, in certain situations, were not solely within the control of the Company and would require the redemption of the then-outstanding Convertible Preferred Stock. The Convertible Preferred Stock was not currently redeemable. Because the occurrence of a deemed liquidation event was not probable, the carrying values of the Convertible Preferred Stock were not accreted to their redemption values.

On July 8, 2020, the Company’s board of directors and its Series C preferred stockholders approved a reduction in the conversion price of the Series C preferred stock from $3.21 to $3.027603 and the Series C preferred stockholders relinquished their protective right with respect to the approval of an automatic conversion of preferred stock in a firm commitment underwritten public offering if the per share price is less than $22.80. As a result of the change in the conversion price, the outstanding shares of Series C preferred stock were convertible into 37,206,604 shares of common stock. The changes to the conversion feature were considered to be a significant change to the substantive contractual terms of the Series C preferred stock and, therefore, the Company accounted for the changes as an extinguishment and reissuance of the Series C preferred stock, which required the difference between the fair value of the modified Series C preferred stock and its carrying amount to be treated in a manner similar to the treatment of dividends paid on preferred stock.

Upon the closing of the Company’s IPO in July 2020, all outstanding Convertible Preferred Stock automatically converted into 61,992,534 shares of common stock. No Convertible Preferred Stock was outstanding as of December 31, 2020.

Prior to January 1, 2019, the Company issued a total of 56,824,740 shares of Series A convertible preferred stock (“Series A preferred stock”), 31,188,115 shares of Series B convertible preferred stock (“Series B preferred stock”) and 122,850,909 shares of Series C convertible preferred stock (“Series C preferred stock”) in exchange for net proceeds of $56,692, $62,876 and $393,587, respectively.

During the year ended December 31, 2019, the Company issued an additional 1,779,093 shares of Series C preferred stock at a per share price of $3.21 for proceeds of $5,661, net of issuance costs.

Convertible Preferred Stock consisted of the following:

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

There were no shares of Convertible Preferred Stock outstanding at December 31, 2020.

The holders of the Convertible Preferred Stock had the following rights and preferences:

Voting

The holders of the Convertible Preferred Stock had voting rights equivalent to the number of shares of common stock into which their shares of preferred stock would convert. So long as any of the Convertible Preferred Stock was outstanding, a requisite vote of the Convertible Preferred Stockholders, which was defined as a majority of the Convertible Preferred Stockholders, was required to affirm certain corporate actions, which included, but was not limited to, the disposal of assets, the acquisition of assets or a business and the authorization of additional shares of the Company’s capital. In addition, such actions required a requisite vote of the Series C preferred stockholders and a majority vote of the Series B preferred stockholders, if any of the respective preferred stock was outstanding.

Dividends

The holders of the Convertible Preferred Stock were entitled to receive noncumulative dividends when and if declared by the Company’s board of directors. If the Company declared, paid or set aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the holders of the Convertible Preferred Stock were entitled to the same dividend based on the number of common shares the Convertible Preferred Stock would convert into. No dividends were declared or paid during the years ended December 31, 2020 or 2019.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the corporation, holders of the Series C preferred stock then outstanding were entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment was made to the holders of Series A and B preferred stock or common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the Series C preferred stock original issue price ($3.21), plus any accrued but unpaid dividends declared, and (ii) an amount per share if the Series C preferred stock had been converted prior to the liquidation event.

Next, the holders of the Series A preferred stock then outstanding together with holders of Series B preferred stock were entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment would be made to the common stockholders by reason of their ownership thereof, an amount per share equal to the greater of (i) their original issue price, which was $1.00 and $2.02 for Series A and B preferred stock, respectively, plus any accrued but unpaid dividends declared, and (ii) an amount per share if the Series A and B preferred stock, respectively, had been converted prior to the liquidation event.

Conversion

The Convertible Preferred Stock was convertible into common stock at any time at the option of the holder, and was subject to automatic conversion upon the closing of a firm commitment underwritten public offering with either a price per share of at least $22.80 and proceeds of at least $100,000 or approval by a specified vote of the Convertible Preferred Stockholders. As of December 31, 2019, the Convertible Preferred Stock was convertible into 59,382,845 shares of common stock.

On July 8, 2020, the required Convertible Preferred Stockholders authorized the automatic conversion of all shares of Convertible Preferred Stock in an IPO, regardless of the price per share or total proceeds raised, as long as the IPO was completed on or before September 30, 2020.

Protective Rights

For as long as any of the Series C preferred stock was outstanding, a requisite vote of the Convertible Preferred Stockholders was required to affirm a liquidation, dissolution, a merger or consolidation or any other deemed liquidation event if the per share proceeds to the holders of the Series C preferred stock would be equal to or greater than $22.80 per share. In addition, both a requisite vote of the Convertible Preferred Stockholders and a majority of the Series C preferred stockholders was required to affirm a liquidation, dissolution, a merger or consolidation or any other deemed liquidation event if the per share proceeds to the holders of the Series C preferred stock was less than $22.80 per share.

9. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, however, holders of convertible preferred stock were entitled to any dividend received by the common stockholders if each preferred share had been converted into common stock. As of December 31, 2020 and 2019, no dividends had been declared.

The Company issued restricted shares of common stock to its founders and non-employees. In addition, the Company issued restricted shares of common stock upon the early exercise of stock options under the Company’s 2016 Stock Option and Grant Plan (the “2016 Stock Plan”). The restrictions on the common shares generally lapse over four years. The Company included the proceeds from the sale of the restricted shares of common stock as a restricted stock liability on the accompanying consolidated balance sheets. Amounts are reclassified to additional paid-in capital as the restrictions lapse. The Company has the right to repurchase any unvested shares of restricted common stock at the original cost in the event of termination.

The following table summarizes the restricted stock activity for the year ended December 31, 2020:

	Shares	Weighted- Average Purchase Price
Unvested at December 31, 2019	679,158	$0.21
Vested	(579,825)	0.26
Cancelled	(14,844)	0.03
Unvested at December 31, 2020	84,489	0.04

The fair value of shares that vested during the year ended December 31, 2020 was $9,619.

The Company has reserved the following shares of common stock:

	December 31,
	2020	2019
Conversion of Series A preferred stock	—	16,002,820
Conversion of Series B preferred stock	—	8,783,102
Conversion of Series C preferred stock	—	35,097,955
Shares reserved under the compensation plan	8,026,772	8,407,169
Total shares of common stock reserved for issuance	8,026,772	68,291,046

Employee Stock Purchase Plan

On July 8, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on the date immediately prior to the effectiveness of Company’s registration statement on Form S-1 for its IPO. As of December 31, 2020, the ESPP provides for the issuance of up to 1,092,532 of share-based awards. As of December 31, 2020, no shares have been issued under the ESPP.

10. Share-Based Payments

In 2016, the Company adopted the 2016 Stock Plan. On July 8, 2020, the Company’s stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Stock Plan”), which became effective on the date immediately prior to the effectiveness of the Company’s registration statement on Form S-1 for its IPO. The 2020 Stock Plan provides for the issuance of up to 8,376,080 of share-based awards. Subsequent to July 20, 2020, no further awards will be made under the 2016 Stock Plan and all future equity-based awards will be granted under the 2020 Stock Plan. To the extent outstanding options granted under the 2016 Plan are cancelled, forfeited or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the 2016 Plan, the number of shares underlying such awards will be available for future grant under the 2020 Stock Plan. All of the Company’s employees, officers, directors and consultants are eligible to be granted options, restricted stock units and other stock-based awards under the terms of the 2020 Stock Plan. There were 8,026,772 share-based awards available for grant at December 31, 2020.

The following table summarizes the stock option activity under the 2016 Stock Plan and the 2020 Stock Plan for the year ended December 31, 2020:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,306,176	$4.62	8.99	$3,214
Granted	2,898,663	10.90
Exercised	(297,000)	4.09
Cancelled	(210,781)	4.91
Outstanding at December 31, 2020	7,697,058	$6.99	8.50	$266,050
Vested at December 31, 2020	2,148,119	$4.49	7.90	$79,625
Non-vested at December 31, 2020	5,548,939	$7.96	8.74	$186,425

In the first quarter of 2020, the Company’s board of directors approved the issuance of options with performance-based vesting conditions to purchase 1,960,547 shares of common stock. The commencement of vesting was based on the achievement of certain scientific and operational milestones during a two-year period, for which the achievement was discretionary and subject to the approval of the Company’s board of directors. Accordingly, the Company applied variable accounting for these awards until the board of directors approved the commencement of vesting for the options. The service inception date preceded the grant date for these awards as the awards were authorized prior to the grant date, the recipients were providing service prior to the grant date and there were performance conditions that, if not met by the accounting grant date, would have resulted in the forfeiture of the award. The stock-based compensation expense for the options was determined based on the fair value of the awards on the accounting grant date. The Company’s board of directors, in its discretion, determined that a portion of the performance conditions were achieved during the second quarter of 2020 and that the remaining portion of the performance conditions were achieved during the fourth quarter of 2020. The grant dates for all performance-based awards was therefore known as of December 31, 2020, and all performance conditions have been resolved. The Company recognized stock-based compensation expense associated with the awards with performance-based vesting conditions in the amount of $25,527 in the statement of operations for the year ended December 31, 2020. Expense for these awards is recognized using an accelerated attribution model, over the four-year vesting term, commencing upon grant date.

The Company estimated the fair value of its stock options using the following assumptions:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.4 - 1.8%	1.5 – 2.5%
Expected term (in years)	6.3	6.3
Expected volatility	73.5 - 77.6%	72.8 – 73.47%
Expected dividend yield	0%	0%

The weighted average grant date fair value of stock options granted during the years ended December 31, 2020 and 2019 was $30.14 per share and $3.34 per share, respectively.

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss is as follows:

	Year Ended December 31,
	2020	2019
Research and development expenses	$14,691	$2,687
General and administrative expenses	17,269	1,769
	$31,960	$4,456

As of December 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $69,948, which is expected to be recognized over a weighted average period of 2.61 years.

11. Income Taxes

During the years ended December 31, 2020 and 2019, the Company recorded no income tax benefits due to the losses incurred due to the uncertainty of future taxable income.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the year ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Income tax computed at federal statutory rate	21%	21.0%
State taxes, net of federal benefit	5.7%	7.0%
Change in valuation allowance	(27.3)%	(31.0)%
R&D credit carryovers	7.6%	4.1%
Stock-based compensation	(6.7)%	(0.9)%
Permanent differences	(0.3)%	(0.2)%
Total	0.0%	0.0%

The Company’s deferred tax assets at December 31, 2020 and 2019, consist of the following:

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$48,832	$42,647
Tax credit carryforwards	10,270	6,309
Lease liability	6,430	6,542
Intangibles	1,469	1,498
Stock-based compensation	4,496	534
Depreciation and amortization	230	188
Other	14	13
Total gross deferred tax asset	71,741	57,731
Valuation allowance	(65,813)	(51,537)
Net deferred tax asset	5,928	6,194
Deferred tax liability
Operating lease assets	(5,928)	(6,194)
Total deferred tax liability	(5,928)	(6,194)
	$—	$—

The Company has incurred net operating losses (“NOL”) since inception. As of December 31, 2020, the Company had federal NOL carryforwards of $174,028 available to reduce taxable income, of which $43,127 expire beginning in 2035 and $130,901 do not expire. The Company has state NOL carryforwards of $192,346 as of December 31, 2020 available to reduce future state taxable income, which expire at various dates beginning in 2035.

As of December 31, 2020, the Company also had available federal research and development tax credit carryforwards of $8,139 available to reduce future tax liabilities, which begin to expire beginning in 2035. The Company also has state research and development tax credit carryforwards of $2,699 available to reduce future state tax liabilities, which expire at various dates beginning in 2030.

Utilization of the NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 (“Section 382”) due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company recorded a valuation allowance against its deferred tax assets for the years ended December 31, 2020 and 2019 because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $14,276 and $23,307 for the years ended December 31, 2020 and 2019, respectively, primarily as a result of operating losses generated with no corresponding financial statement benefit.

The Company had no unrecognized tax benefits as of December 31, 2020 and 2019.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from inception to the present.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any adjustments to the Company’s income tax provision for the year ended December 31, 2020, or to the Company’s net deferred tax assets as of December 31, 2020, since the Company has not recorded any U.S. federal or state income tax benefits for the net losses incurred in any year due to the uncertainty of realizing a benefit from those items.

12. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Year Ended December 31,
	2020	2019
Net loss	$(52,412)	$(75,305)
Deemed dividend resulting from extinguishment upon modification of Series C preferred stock	(177,789)	—
Net loss attributable to common stockholders	$(230,201)	$(75,305)
Net loss attributable to common stockholders per share, basic and diluted	$(5.40)	$(21.82)
Weighted average shares of common stock, basic and diluted	42,619,582	3,450,500

As discussed in Note 8, on July 8, 2020, the Company’s board of directors and its Series C preferred stockholders approved an amendment to the conversion preferences and rights of the Series C preferred stock which, among other changes, resulted in a reduction in the conversion price of the Series C preferred stock from $3.21 to $3.027603. The changes to the conversion feature were considered to be a significant change to the substantive contractual terms of the Series C preferred stock and, therefore, the Company accounted for the changes as an extinguishment and reissuance of the Series C preferred stock. In accordance with SEC staff guidance codified in ASC 260-10-S99-2, when equity classified preferred shares are extinguished, the difference between (1) the fair value of the consideration transferred to the holders of the preferred shares and (2) the carrying amount of the preferred shares, net of issuance costs, is subtracted from (or added back to) net income to arrive at income available to common stockholders in the calculation of earnings per share. This difference between the fair value of consideration transferred and carrying amount of the preferred shares, also referred to as a “deemed dividend”, was therefore added back to net loss above to derive net loss attributable to common stockholders.

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

	Year Ended December 31,
	2020	2019
Convertible preferred stock	—	59,883,877
Options to purchase common stock	7,697,058	5,306,176
Unvested restricted stock	84,489	679,158
	7,781,547	65,869,211

13. Commitments and Contingencies

Intellectual Property License

The Company has a Collaboration and License Agreement with D. E. Shaw Research, LLC (“D. E. Shaw Research”), which held 9,999,999 shares of Series A preferred stock and 1,557,875 shares of Series C preferred stock at December 31, 2019. Upon the IPO these shares were converted into 3,281,253 shares of common stock, which are outstanding at December 31, 2020. The agreement provides that the parties will jointly conduct research efforts with the goal of identifying and developing product candidates. The original term of the agreement was three years and required the Company to pay an annual fee of $1,000. On June 15, 2020, the Company and D. E. Shaw Research agreed to amend the Collaboration and License Agreement (the “Amended and Restated Collaboration and

License Agreement”). The Amended and Restated Collaboration and License Agreement extended the term of the agreement to August 16, 2025 and increased the annual fee from $1,000 to $7,900. The Amended and Restated Collaboration and License Agreement automatically renews for successive one year periods unless either party provides at least one year notice of non-renewal, and the annual fee during each of the one year renewal terms is subject to the mutual agreement of the Company and D. E. Shaw Research.

The Company is obligated to pay potential development milestone payments under the terms of the agreement up to $7,300 per target, plus sales milestones and royalties, upon the achievement of certain specified contingent events. Such payments for achievement of development and regulatory milestones total up to $7,250 in the aggregate for each of the first three products the Company develops, and up to $6,250 in the aggregate for each product the Company develops after the first three. The Company assessed the milestone and royalty events through December 31, 2020 and concluded $1,500 was due to D.E. Shaw related to the execution of the Genentech Agreement in December 2020. The Company concluded no such payments were due as of December 31, 2019. The Company recorded research and development expense of $6,376 and $1,500 under this agreement for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020 and December 31, 2019, the Company had an accrued expense balance to D. E. Shaw Research of approximately $1,500 and $372, respectively, on its balance sheets.

Other Research Arrangements

The Company has certain other research and license arrangements with third-parties, which provide the Company with research services with the goal of identifying and developing product candidates. The Company is obligated to pay development milestone payments for up to four targets, each in the range of $4,000 to $7,000 upon the achievement of certain specified contingent events. The Company assessed the milestones at December 31, 2020 and 2019 and concluded no such milestone payments were due. The Company incurred approximately $2,704 and $3,493 of research and development expense under these agreements in the years ended December 31, 2020 and 2019, respectively.

14. Leases

215 First Street

The Company leased office and laboratory space at 215 First Street in Cambridge, Massachusetts (“First Lease”) under an operating lease, which commenced in November 2015 and was originally set to expire in December 2020. As discussed below, the Company executed a lease at 399 Binney Street (“Binney Lease”) whereby the Company vacated the 215 First Street lease in January 2019 and the future lease commitments terminated at no cost once the Binney Lease commenced. The lease included certain tenant improvement allowances, which the Company amortized through January 2019, the termination of the lease.

399 Binney Street

In December 2017, the Company entered into a facility lease agreement for approximately 44,336 square feet of office and laboratory space at 399 Binney Street, Cambridge, Massachusetts, which was increased to 44,807 square feet in January 2018. The Company gained control of the leased space in January 2019 and recorded a right of use asset and a lease liability, accordingly. The lease expires in April 2029, subject to certain renewal options, which have not been included in the Company’s right of use asset and liability, as the Company is not reasonably certain to exercise those options.

In September 2020, the Company entered into an amendment to its facility lease agreement to expand the leased area by approximately 1,824 square feet of office space at 399 Binney Street, Cambridge, Massachusetts. The amended lease expires in April 2029, subject to certain renewal options. The amendment to the lease agreement met the criteria to be accounted for as a separate lease. The Company gained control of the leased space in October 2020 and recorded a right of use asset and a lease liability, accordingly. The right of use asset and lease liability recorded in connection with this amendment were not material.

As discussed in Note 2, the Company provided a letter of credit in the amount of $878 with a financial institution, which expires September 30, 2028.

The following table summarizes the presentation of the Company’s operating leases on its consolidated balance sheets:

		December 31,	December 31,
	Balance sheet location	2020	2019
Assets:
Operating lease assets	Operating lease assets	$22,579	$23,560
Liabilities:
Current operating lease liabilities	Operating lease liabilities	$1,521	$1,249
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	22,901	23,583
	Total lease liabilities	$24,422	$24,832

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019:

	Statement of operations location	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease costs	Research and development	$3,273	$3,216
	General and administrative	748	581
	Total operating lease cost	$4,021	$3,797

The Company made cash payments of $4,878 and $2,602 under the lease agreements during the years ended December 31, 2020 and 2019, respectively.

The minimum lease payments as of December 31, 2020 for the next five years and thereafter is expected to be as follows:

Year Ending December 31,	Amount
2021	$3,985
2022	4,134
2023	4,254
2024	4,377
2025	4,503
Thereafter	15,959
Total lease payments	37,212
Less: interest	(12,790)
Present value of operating lease liabilities	$24,422

The weighted average remaining lease term and weighted average discount rate of the operating leases were 8.3 years and 10.4%, respectively, at December 31, 2020. The weighted average remaining lease term and weighted average discount rate of the operating leases were 9.3 years and 10.4%, respectively, at December 31, 2019.

15. Employee Benefits

In 2016, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made matching contributions to the 401(k) Plan of $590 for the year ended December 31, 2020. The Company was not required to make and did not make any matching contributions to the 401(k) Plan for the year ended December 31, 2019.

16. Related Party Transactions

From inception to December 31, 2020, the Company received consulting and management services from Third Rock Ventures LLP (“TRV”), an entity affiliated with certain of the Company’s investors. The Company did not incur expenses for such services during the year ended December 31, 2020. The Company incurred approximately $200 for these services during the year ended December 31, 2019. No amounts were due to TRV at December 31, 2020. At December 31, 2019, $80 was due to TRV for these services.

17. Subsequent Events

In preparing the consolidated financial statements as of December 31, 2020, the Company evaluated subsequent events for recognition and measurement purposes through the filing date of this Annual Report on Form 10-K. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements.

EXHIBIT INDEX

Exhibit Number	Description

3.1

Fourth Amended and Restated Certificate of Incorporation of Relay Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-39385) filed on July 21, 2020).

3.2	Amended and Restated Bylaws of Relay Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-39385) filed on July 21, 2020).

4.1	Specimen stock certificate evidencing the shares of common stock (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A (File No. 333-239412) filed on July 9, 2020).

4.2

Second Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, effective as of December 19, 2018 as amended on June 26, 2020 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239412) filed on July 9, 2020).

4.3*	Description of Securities

10.1#

2016 Stock Option and Grant Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239412) filed on June 24, 2020).

10.2#

2020 Stock Option and Incentive Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239412) filed on July 9, 2020).

10.3#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239412) filed on July 9, 2020).

10.4#	Senior Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239412) filed on June 24, 2020).

10.5#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239412) filed on July 9, 2020).

10.6#

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239412) filed on June 24, 2020).

10.7#	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239412) filed on July 9, 2020).

10.8#

Amended and Restated Employment Agreement, by and between the Registrant and Sanjiv K. Patel dated March 25, 2020 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239412) filed on June 24, 2020).

10.9†

Amended and Restated Collaboration and License Agreement, by and between the Registrant and D. E. Shaw Research, LLC, dated June 15, 2020 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239412) filed on June 24, 2020).

10.10†*	Collaboration and License Agreement, by and between the Registrant and Genentech, Inc. and F. Hoffmann-La Roche Ltd, dated as of December 11, 2020.

10.11

Lease Agreement between the Registrant and ARE-MA REGION NO. 58, LLC, dated as of January 10, 2018 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239412) filed on June 24, 2020).

10.12

Second Amendment to Lease, dated as of September 23, 2020, between the Registrant and ARE-MA REGION NO. 58, LLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q (File No. 001-39385) filed on November 12, 2020).

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

†	Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Relay Therapeutics, Inc.

Date: March 25, 2021	By:	/s/ Sanjiv K. Patel
Sanjiv K. Patel, M.D.
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

Each person whose individual signature appears below hereby authorizes and appoints Sanjiv K. Patel, M.D. and Brian Adams, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sanjiv K. Patel	President, Chief Executive Officer and Director	March 25, 2021
Sanjiv K. Patel, M.D.	(Principal Executive Officer)

/s/ Thomas Catinazzo	Senior Vice President, Finance	March 25, 2021
Thomas Catinazzo	(Principal Accounting Officer and Principal Financial Officer)

/s/ Alexis Borisy	Director	March 25, 2021
Alexis Borisy

/s/ Linda A. Hill	Director	March 25, 2021
Linda A. Hill, Ph.D.

/s/ Douglas S. Ingram	Director	March 25, 2021
Douglas S. Ingram

/s/ Mark Murcko	Director	March 25, 2021
Mark Murcko, Ph.D.

/s/ Dipchand (Deep) Nishar	Director	March 25, 2021
Dipchand (Deep) Nishar

/s/ Jami Rubin	Director	March 25, 2021
Jami Rubin

/s/ Laura Shawver	Director	March 25, 2021
Laura Shawver, Ph.D.