Form 10-Q
period 2021-03-31
Relay Therapeutics, Inc.
filed 2021-05-13
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March, 31, 2021

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

As of May 11, 2021, the registrant had 92,382,360 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$262,720	$447,646
Investments	463,355	230,415
Accounts receivable	—	75,000
Contract asset	8,606	7,654
Prepaid expenses and other current assets	7,753	9,385
Total current assets	742,434	770,100
Property and equipment, net	5,907	6,250
Operating lease assets	22,127	22,579
Restricted cash	878	878
Other assets	—	22
Total assets	$771,346	$799,829
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,593	$6,351
Accrued expenses and other current liabilities	8,867	5,760
Operating lease liabilities	1,623	1,521
Total current liabilities	16,083	13,632
Operating lease liabilities, net of current portion	22,477	22,901
Restricted stock liability	—	3
Total liabilities	38,560	36,536
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2021 and December 31, 2020; 90,428,554 and 89,991,324 shares issued at March 31, 2021 and December 31, 2020, respectively; 90,428,554 and 89,906,835 shares outstanding at March 31, 2021 and December 31, 2020, respectively	90	90
Additional paid-in capital	1,179,096	1,167,367
Accumulated other comprehensive income	12	64
Accumulated deficit	(446,412)	(404,228)
Total stockholders’ equity	732,786	763,293
Total liabilities, convertible preferred stock, and stockholders’ equity	$771,346	$799,829

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Collaboration revenue	$952	$—
Total revenue	952	—
Operating expenses:
Research and development expenses	$30,622	$21,700
General and administrative expenses	12,735	4,758
Total operating expenses	43,357	26,458
Loss from operations	(42,405)	(26,458)
Other income (expense):
Interest income	226	1,572
Other expense	(5)	—
Total other income (expense), net	221	1,572
Net loss	$(42,184)	$(24,886)
Net loss per share, basic and diluted	$(0.47)	$(5.99)
Weighted average shares of common stock, basic and diluted	90,197,579	4,153,791
Other comprehensive (loss) income:
Unrealized holding (loss) gain	(52)	1,069
Total other comprehensive (loss) income	(52)	1,069
Total comprehensive loss	$(42,236)	$(23,817)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Par value	Capital	Income	Deficit	(Deficit)
Balances at December 31, 2020	—	$—	89,906,835	$90	$1,167,367	$64	$(404,228)	$763,293
Issuance of common stock upon exercise of stock options	—	—	437,230	—	2,055	—	—	2,055
Vesting of restricted common stock	—	—	84,489	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	9,671	—	—	9,671
Unrealized loss on investments	—	—	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	—	—	(42,184)	(42,184)
Balances at March 31, 2021	—	$—	90,428,554	$90	$1,179,096	$12	$(446,412)	$732,786

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Par value	Capital	Income	Deficit	(Deficit)
Balances at December 31, 2019	212,642,857	$537,781	4,037,476	$4	$8,715	$325	$(189,482)	$(180,438)
Issuance of common stock upon exercise of stock options	—	—	85,845	—	351	—	—	351
Vesting of restricted common stock	—	—	210,516	—	98	—	—	98
Stock-based compensation expense	—	—	—	—	1,455	—	—	1,455
Unrealized gain on investments	—	—	—	—	—	1,069	—	1,069
Net loss	—	—	—	—	—	—	(24,886)	(24,886)
Balances at March 31, 2020	212,642,857	$537,781	4,333,837	$4	$10,619	$1,394	$(214,368)	$(202,351)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(42,184)	$(24,886)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	9,671	1,455
Depreciation expense	919	859
Net amortization of premiums and discounts on investments	153	(321)
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,632	261
Lease assets and liabilities, net	130	105
Accounts payable	(811)	(2,338)
Accrued expenses and other liabilities	3,060	2,531
Accounts receivable	75,000	—
Contract asset	(952)	—
Other assets	22	—
Net cash provided by (used in) operating activities	46,640	(22,334)
Cash flows from investing activities:
Purchases of property and equipment	(476)	(1,020)
Purchases of investments	(619,320)	(55,609)
Proceeds from maturities of investments	386,175	107,000
Net cash provided by (used in) investing activities	(233,621)	50,371
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	2,055	351
Net cash provided by financing activities	2,055	351
Net (decrease) increase in cash, cash equivalents and restricted cash	(184,926)	28,388
Cash, cash equivalents and restricted cash at beginning of period	448,524	42,832
Cash, cash equivalents and restricted cash at end of period	$263,598	$71,220
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$100	$51
Reclassification of restricted stock liability to additional paid-in capital	$3	$98

Reconciliation of Cash, Cash Equivalents and Restricted Cash from Balance Sheets to Statement of Cash Flows

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$262,720	$70,342
Restricted cash	878	878
Total cash, cash equivalents and restricted cash as shown on condensed consolidated statements of cash flows	$263,598	$71,220

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the “Company”) was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage, precision medicines company transforming the drug discovery process with the goal of bringing life-changing therapies to patients. The Company is among the first of a new breed of biotech created at the intersection of disparate disciplines. The Company’s Dynamo™ platform integrates an array of leading-edge computational and experimental approaches to effectively drug protein targets that have previously been intractable. The Company’s initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease. The Company is advancing its pipeline of medicines to address targets in precision oncology, including its lead product candidates, RLY-4008 and RLY-1971, as well as its PI3Kα mutant selective program, known as the RLY-PI3K1047 program. The Company initiated a Phase 1 clinical trial for RLY-1971 in patients with advanced solid tumors in the first quarter of 2020 and a first-in-human clinical trial of RLY-4008 enriched for patients with advanced solid tumors having oncogenic FGFR2 alterations in the third quarter of 2020. In December 2020, the Company entered into the Collaboration and License Agreement (the “Genentech Agreement”) with Genentech, Inc. (“Genentech”), a member of the Roche Group, for the development and commercialization of RLY-1971, as further discussed in Note 5.

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

The Company has devoted substantially all of its resources to developing its product candidates, including RLY-1971 and RLY-4008, and the RLY-PI3K1047 program by developing its innovative computational and experimental approaches on protein motion, building its intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

The Company has incurred net operating losses since inception and had an accumulated deficit of $446,412 as of March 31, 2021. The Company expects that its existing cash, cash equivalents and investments as of March 31, 2021 will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

2. Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. The Company’s condensed consolidated financial statements include the accounts of Relay Therapeutics, Inc. and its wholly-owned subsidiary, Relay Therapeutics Securities Corporation. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2021 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2021 and 2020. The condensed consolidated financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are unaudited. The condensed consolidated results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development and manufacturing expenses, the valuation of equity instruments, the determination of the transaction price and standalone selling price of performance obligations under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and the incremental borrowing rate for determining the operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-16). This standard amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and amends the related earnings per share (“EPS”) guidance. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Effective January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends certain aspects of the existing guidance to improve consistent application. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

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

In November 2019, the FASB subsequently issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, (“ASU 2019-10”) whereby the effective date of this standard for smaller reporting companies was deferred to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is still permitted. The Company is assessing the impact of ASU 2016-13 on the condensed consolidated financial statements and does not expect it to have a material impact.

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

3. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$262,220	$—	$—	$262,220
Investments:
US treasury bills	—	233,402	—	233,402
US agency securities	—	229,953	—	229,953
Total investments	—	463,355	—	463,355
Total	$262,220	$463,355	$—	$725,575

	Fair Value Measurements as of December 31, 2020:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$447,146	$—	$—	$447,146
Investments:
US treasury bills	—	33,026	—	33,026
US agency securities	—	197,389	—	197,389
Total investments	—	230,415	—	230,415
Total	$447,146	$230,415	$—	$677,561

In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data. The Company did not have any financial assets or liabilities that required Level 3 inputs during any of the periods presented in the accompanying condensed consolidated financial statements.

4. Investments

The fair value of available-for-sale investments by type of security was as follows:

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S treasury bills	$42,198	$10	$—	$42,208
U.S agency securities	48,997	9		49,006
Total investments with a maturity of one year or less	91,195	19	—	91,214

U.S treasury bills	191,234		(40)	191,194
U.S agency securities	180,914	33		180,947
Total investments with a maturity of one to two years	372,148	33	(40)	372,141
Total investments	$463,343	$52	$(40)	$463,355

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S treasury bills	$29,997	$21	$—	$30,018
U.S agency securities	20,996	5	—	21,001
Total investments with a maturity of one year or less	50,993	26	—	51,019

U.S treasury bills	3,008	—	—	3,008
U.S agency securities	176,350	38	—	176,388
Total investments with a maturity of one to two years	179,358	38	—	179,396
Total investments	$230,351	$64	$—	$230,415

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

Under the Genentech Agreement, the Company received a non-refundable upfront payment of $75,000, which was due upon completion of certain technology transfer activities and was reflected as accounts receivable on the consolidated balance sheet at December 31, 2020. The Company collected this amount in full in January 2021. In April 2021, the Company completed the transfer of the Investigational New Drug ("IND") application for RLY-1971 to Genentech upon which the Company received payment for the associated non-refundable milestone payment of $5,000 in May 2021. The Company is eligible to receive up to $20,000 in additional near-term milestone payments. The Company is also eligible to receive up to an aggregate of an additional $695,000 upon the achievement of specified development, commercialization and sales-based milestones for RLY-1971 worldwide as well as tiered royalties ranging from low-to-mid teens on annual worldwide net sales of RLY-1971, on a country-by-country basis, subject to reduction in certain circumstances.

The Company has the option, exercisable one time at the Company’s sole discretion, to (a) fund half of the development costs of RLY-1971 in the United States, (b) share half of the net profits or net loss of commercializing RLY-1971 in the U.S. (the “Profit/Cost Share”) and (c) be eligible to receive up to an aggregate of an additional $410,000 upon the achievement of specified commercialization and sales-based milestones for RLY-1971 outside of the United States and tiered royalties ranging from low-to-mid teens on annual net sales of RLY-1971 outside of the United States, on a country-by-country basis, subject to reduction in certain circumstances. The Company may elect to opt-out of further participation in the Profit/Cost Share at any time prior to the third anniversary of the first commercial sale of RLY-1971 in the U.S, in which case the financial terms would revert to the terms applicable as if the Company had not opted into the Profit/Cost Share as of the effective opt-out date.

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

Determination of Transaction Price

The Company determined the transaction price for the Genentech Agreement to be $85,720, which includes both fixed and variable consideration amounts. The total transaction price of $85,720 is comprised of (i) the $75,000 fixed, non-refundable upfront payment, (ii) a $5,000 non-refundable milestone payment due upon the transfer of the IND application to Genentech, (iii) a $5,000 non-refundable milestone payment due upon completion of the Phase 1a Trial for RLY-1971 and (iv) $720 of estimated variable consideration related to reimbursements due from Genentech for research and development services. No additional development milestone payments and no regulatory milestone payments are included in the transaction price as all such payments are fully constrained. As part of management’s evaluation of the constraint, the Company considered numerous factors, including the consideration that achievement of the milestones is outside of the Company’s control, contingent upon Genentech’s efforts and the receipt of regulatory approval and subject to scientific risks of success.

Allocation of Transaction Price to Performance Obligations

The Company allocated the transaction price of $85,720 based on the stand-alone selling prices (“SSP”) of each of the performance obligations as follows:

•	$82,512 million for the transfer of the license
•	$2,891 million for research and development services; and
•	$317 million for the transfer of API.

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

•

The Company is satisfying the research and development performance obligation for RLY-1971 as the research and development services are performed. The research and development services performance obligation consists of the Company completing the Phase 1a clinical trial initiated in the first quarter of 2020. The Company recognizes revenue related to the research and development services over time using a cost-based input method by calculating actual costs incurred to date at each period end relative to total estimated costs expected to be incurred to fulfill the performance obligation. Revenue recognized during the three months ended March 31, 2021 related to the R&D services amounts to $778.

•

The Company recognized the full amount of revenue allocated to the transfer of API in the first quarter of 2021 upon transfer to Genentech in the amount of $317. There was no revenue recognized related to this performance obligation during the year ended December 31, 2020.

During the three months ended March 31, 2021, the Company recognized an aggregate of $952 of revenue from the Genentech Agreement related to the R&D services and the transfer of inventory to Genentech. At March 31, 2021, the Company recorded a contract asset in the amount of $8,606, which is classified as a current asset, on the balance sheet. The contract asset relates to the amount of revenue recognized for which the right to payment is contingent upon conditions other than the passage of time, such as the completion of future milestone activities.

6. Common Stock

The Company issued restricted shares of common stock to its founders and non-employees. In addition, the Company issued restricted shares of common stock upon the early exercise of stock options under the Company’s 2016 Stock Option and Grant Plan (the “2016 Stock Plan”). The restrictions on the common shares generally lapse over four years. The Company included the proceeds from the sale of the restricted shares of common stock as a restricted stock liability on the accompanying condensed consolidated balance sheets. Amounts are reclassified to additional paid-in capital as the restrictions lapse. The Company has the right to repurchase any unvested shares of restricted common stock at the original cost in the event of termination.

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

Subsequent to July 20, 2020, no further awards will be made under the 2016 Stock Plan and all future equity-based awards are granted under the 2020 Stock Plan. To the extent outstanding options granted under the 2016 Plan are cancelled, forfeited or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the 2016 Plan, the number of shares underlying such awards will be available for future grant under the 2020 Stock Plan. All of the Company’s employees, officers, directors and consultants are eligible to be granted options, restricted stock units and other stock-based awards under the terms of the 2020 Stock Plan. There were 11,252,710 share-based awards available for grant at March 31, 2021.

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
	2021	2020
Research and development expenses	$4,151	$897
General and administrative expenses	5,520	558
	$9,671	$1,455

As of March 31, 2021, total unrecognized compensation cost related to the unvested stock options was $134,829, which is expected to be recognized over a weighted average period of 2.84 years.

8. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended March 31,
	2021	2020
Net loss	$(42,184)	$(24,886)
Net loss per share, basic and diluted	$(0.47)	$(5.99)
Weighted average shares of common stock, basic and diluted	90,197,579	4,153,791

The Company’s potentially dilutive securities, which include Convertible Preferred Stock (prior to the IPO), options to purchase common stock, restricted stock units and unvested restricted stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Convertible preferred stock	—	59,883,877
Options to purchase common stock	8,529,232	7,389,770
Restricted stock units	357,654	—
Unvested restricted stock	—	453,798
	8,886,886	67,727,445

9. Commitments and Contingencies

Intellectual Property License

The Company has a Collaboration and License Agreement with D. E. Shaw Research, LLC (“D. E. Shaw Research”) which held 9,999,999 shares of Series A preferred stock and 1,557,875 shares of Series C preferred stock at December 31, 2019. Upon the IPO these shares were converted into 3,281,253 shares of common stock, which are outstanding at March 31, 2021. The agreement provides that the parties will jointly conduct research efforts with the goal of identifying and developing product candidates. The original term of the agreement was three years and required the Company to pay an annual fee of $1,000. On June 15, 2020, the Company and D. E. Shaw Research agreed to amend the Collaboration and License Agreement (the “Amended and Restated Collaboration and License Agreement”). The Amended and Restated Collaboration and License Agreement extended the term of the agreement to August 16, 2025 and increased the annual fee from $1,000 to $7,900. The Amended and Restated Collaboration and License Agreement automatically renews for successive one year periods unless either party provides at least one year notice of non-renewal, and the annual fee during each of the one year renewal terms is subject to the mutual agreement of the Company and D. E. Shaw Research. On May 12, 2021, the Company and D. E. Shaw Research amended the Amended and Restated Collaboration and License Agreement to increase the annual fee from $7,900 to $9,875, commencing on August 16, 2021.

The Company is obligated to pay potential development milestone payments under the terms of the agreement up to $7,300 per target, plus sales milestones and royalties, upon the achievement of certain specified contingent events. Such payments for achievement of development and regulatory milestones total up to $7,250 in the aggregate for each of the first three products the Company develops, and up to $6,250 in the aggregate for each product the Company develops after the first three. The Company assessed the milestone and royalty events at March 31, 2021 and concluded no such payments were due.

The Company recorded research and development expense of $1,845 and $250 under this agreement for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and December 31, 2020, the Company had no accrued expense balance to D. E. Shaw Research and approximately $1,500, respectively, on its condensed consolidated balance sheets. At March 31, 2021, the Company had a prepaid balance for D. E. Shaw Research of approximately $1,307 and no prepaid balance as of December 31, 2020.

Other Research Arrangements

The Company has certain other research and license arrangements with third parties, which provide the Company with research services with the goal of identifying and developing product candidates. The Company is obligated to pay development milestone payments for up to four targets, each in the range of $4,000 to $7,000, upon the achievement of certain specified contingent events. The Company assessed the milestones at March 31, 2021 and December 31, 2020, respectively, and concluded no such milestone payments were due. The Company incurred approximately $402 and $1,195 of research and development expense under these agreements for the three months ended March 31, 2021 and 2020, respectively.

10. Subsequent Events

On April 15, 2021, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, to acquire ZebiAI Therapeutics, Inc. (“ZebiAI”). Pursuant to the Merger Agreement, the Company paid ZebiAI’s former stockholders, optionholders and warrant holders (“the ZebiAI Holders”) upfront consideration in an aggregate amount of approximately $85,000, excluding customary purchase price adjustments, composed of approximately $20,000 payable in cash and approximately $65,000 payable in shares of our common stock. In addition, (i) the ZebiAI Holders will be eligible to receive up to an additional $85,000 in milestone payments upon the achievement of certain platform or program-related milestones, payable in common stock and (ii) the Company will pay to the ZebiAI Holders 10% of the payments it receives within three years of the closing date of the Merger Agreement from partnering, collaboration or other agreements related to ZebiAI’s platform up to an aggregate maximum amount of $100,000, payable in cash.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage, precision medicines company transforming the drug discovery process with the goal of bringing life-changing therapies to patients. We are among the first of a new breed of biotech created at the intersection of disparate disciplines. Our Dynamo™ platform integrates an array of leading-edge computational and experimental approaches to effectively drug protein targets that have previously been intractable. Our initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease.

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

We were incorporated in May 2015. We have devoted substantially all of our resources to developing our lead product candidates, developing our innovative computational and experimental approaches on protein motion, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of preferred stock, convertible debt and proceeds from our initial public offering, or IPO, as further discussed below. Additionally, in 2021, we received an aggregate of $80.0 million in connection with the Genentech Agreement.

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

In December 2020, we entered into the Genentech Agreement with Genentech, for the development and commercialization of RLY-1971. Under the terms of the Genentech Agreement, we received $75.0 million in an upfront payment in January 2021. In April 2021, we completed the transfer of the IND application for RLY-1971 to Genentech upon which we received the associated milestone payment of $5.0 million in May 2021. We are eligible to receive $20.0 million in near-term payments; and, if we do not opt into a U.S. profit/cost share, up to $695.0 million in additional development, commercialization and sales-based milestones for RLY-1971; and tiered royalties on annual global net sales (on a country-by-country basis), anticipated to be in the low-to-mid-teens, subject to reductions in certain circumstances. Additionally, we are eligible to receive additional royalties in the event of regulatory approval of RLY-1971 and Genentech’s compound, GDC-6036, that directly binds to and inhibits KRAS G12C, in combination. We have the right to opt-in to a 50/50 U.S. profit/cost share and if we do opt into the U.S. profit/cost share, we are eligible to receive up to $410.0 million in additional commercialization and sales-based milestones for RLY-1971 outside of the U.S. and tiered royalties on annual net sales outside of the U.S. (on a country-by-country basis), anticipated to be in the low-to-mid-teens, subject to reduction in certain circumstances. We also retain the right to develop RLY-1971 in combination with our FGFR2 and PI3Kα programs.

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations.

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

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $42.2 million and $24.9 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $446.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate increasing operating losses for at least the next several years.

We anticipate that our expenses will increase substantially if and as we:

•	conduct our current and future clinical trials of RLY-4008, additional preclinical research and development of our RLY-PI3K1047 program and other early-stage programs;
•	initiate and continue research and preclinical and clinical development of our other product candidates;
•	seek to identify additional product candidates;
•	pursue marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
•	obtain, maintain, expand and protect our intellectual property portfolio;
•	acquire or in-license other drugs and technologies;
•	hire and retain additional clinical, regulatory, quality and scientific personnel;
•	build out new facilities or expand existing facilities to support our ongoing development activity; and
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

We believe our cash, cash equivalents and investments of $726.1 million as of March 31, 2021, after payment of the $20.0 million upfront consideration in April 2021 in connection with the acquisition of ZebiAI described below, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Recent Developments

Acquisition of ZebiAI Therapeutics

On April 15, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, to acquire ZebiAI Therapeutics, Inc., or ZebiAI. Pursuant to the Merger Agreement, we paid ZebiAI’s former stockholders, optionholders and warrant holders, or the ZebiAI Holders, upfront consideration in an aggregate amount of approximately $85.0 million, excluding customary purchase price adjustments, composed of approximately $20.0 million payable in cash and approximately $65.0 million payable in shares of our common stock. In addition, (i) the ZebiAI Holders will be eligible to receive up to an additional $85.0 million in milestone payments upon the achievement of certain platform or program-related milestones, payable in our common stock and (ii) we will pay to the ZebiAI Holders 10% of the payments we receive within three years of the closing date of the Merger Agreement from partnering, collaboration or other agreements related to ZebiAI’s platform up to an aggregate maximum amount of $100.0 million, payable in cash.

Components of our Results of Operations

Revenue

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

We expense research and development costs as the services are performed or the goods are received. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or other information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid expenses or accrued research and development expenses.

We began tracking external development costs by program on January 1, 2020 for programs that have entered clinical trials. We do not allocate internal costs, facilities costs or other overhead costs to specific programs. The following summarizes our costs based on their status in development:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(in thousands)
External costs for programs in clinical trials	$2,724	$1,030
External costs for all programs in discovery and pre-clinical studies	12,806	11,396
External costs for platform research and other research and development activities	3,362	3,046
Employee related expenses	11,730	6,228
Total research and development expenses	$30,622	$21,700

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

We cannot determine with certainty the duration and costs of future clinical trials and future development costs, if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates for which we obtain marketing approval or our other research and development costs. We may never succeed in obtaining marketing approval for any of our product candidates.

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•

the scope, rate of progress, expense and results of our preclinical development activities, any future clinical trials of RLY-4008, our RLY-PI3K1047 program or other product candidates, and other research and development activities that we may conduct;

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, professional fees for accounting, auditing, tax and consulting services, insurance costs, travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for rent, maintenance of facilities and other operating costs.

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative personnel headcount to support personnel in research and development and to support our operations generally as we increase our research and development activities and activities related to the potential commercialization of our product candidates. We also expect to incur increased expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs and investor and public relations costs.

Other Income, Net

Other income, net primarily consists of interest income related to interest earned on our cash, cash equivalents and investments.

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change
	2021	2020
	(in thousands)
Revenue	$952	$—	$952
Operating expenses:
Research and development	$30,622	$21,700	$8,922
General and administrative	12,735	4,758	7,977
Total operating expenses	43,357	26,458	16,899
Loss from operations	(42,405)	(26,458)	(15,947)
Other income, net	221	1,572	(1,351)
Net loss	$(42,184)	$(24,886)	$(17,298)

Revenue

We recognized revenue of approximately $1.0 million for the three months ended March 31, 2021 in connection with the Genentech Agreement related to our progress on the R&D services performance obligation and completion of the transfer of API to Genentech. We did not recognize any revenue for the three months ended March 31, 2020.

Research and Development Expenses

	Three Months Ended March 31,		Change
	2021	2020
	(in thousands)
Employee related expenses	$11,730	$6,228	$5,502
Outside and consulting services	11,612	10,291	1,321
Clinical trial expenses	2,724	1,030	1,694
Depreciation	721	713	8
Laboratory supplies and other costs	2,161	2,017	144
Facilities and other allocated expenses	1,674	1,421	253
Total research and development expenses	$30,622	$21,700	$8,922

Research and development expenses were $30.6 million for the three months ended March 31, 2021, compared to $21.7 million for the three months ended March 31, 2020. The increase of $8.9 million was primarily due to $5.5 million of additional employee related costs, including an increase in stock-based compensation of $3.3 million, $1.7 million for clinical trial expenses associated with RLY-1971 and RLY-4008, which both commenced in 2020, and $1.3 million of additional outside and consulting services related to our pre-clinical candidates.

General and Administrative Expenses

General and administrative expenses were $12.7 million for the three months ended March 31, 2021, compared to $4.8 million for the three months ended March 31, 2020. The increase of $8.0 million was primarily due to $6.2 million of increased personnel costs, including increased stock-based compensation of $5.0 million, to support our infrastructure and $1.7 million of other general and administrative expenses primarily attributed to an increase in insurance expense.

Other Income, Net

Other income, net, was $0.2 million for the three months ended March 31, 2021, compared to $1.6 million for the three months ended March 31, 2020, primarily as a result of lower interest rates.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. In January 2021, we received an upfront payment of $75.0 million from Genentech pursuant to the Genentech Agreement. In July 2020, we closed our IPO and issued 23,000,000 shares of common stock for net proceeds of $425.3 million. Prior to our IPO, we received gross proceeds of $520.0 million from sales of our preferred stock and our issuance of convertible debt. As of March 31, 2021, we had cash, cash equivalents and investments of $726.1 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash provided by (used in) operating activities	$46,640	$(22,334)
Cash provided by (used in) investing activities	(233,621)	50,371
Cash provided by financing activities	2,055	351
Net (decrease) increase in cash, cash equivalents and restricted cash	$(184,926)	$28,388

Operating Activities.

During the three months ended March 31, 2021, operating activities provided $46.6 million of cash, resulting from our net loss of $42.2 million, partially offset by non-cash charges of $10.7 million and cash provided by changes in our operating assets and liabilities of $78.1 million. Net cash provided by changes in our operating assets and liabilities of $78.1 million during this period consisted primarily of a decrease of $75 million in accounts receivable, $3.1 million increase in accrued expenses as a result of an increase operating expenses and changes in the timing of payments related to our research arrangements and a decrease of $1.6 million in prepaid expenses and other assets, offset in part by a $1.0 million increase in contract asset and $0.8 million decrease in accounts payable.

During the three months ended March 31, 2020, operating activities used $22.3 million of cash, primarily resulting from our net loss of $24.9 million, partially offset by non-cash charges of $2.0 million and cash provided by changes in our operating assets and liabilities of $0.6 million. Net cash provided by changes in our operating assets and liabilities of $0.6 million during the three months ended March 31, 2020 consisted of an increase of $0.2 million in accounts payable, accrued expenses and other liabilities as well as a decrease of $0.3 million in prepaid expenses and other current assets and $0.1 million of operating lease assets, net. The increase in accounts payable, accrued expenses and other current liabilities was largely due to the timing of payments related to research and development costs.

Investing Activities.

During the three months ended March 31, 2021 investing activities used $233.6 million of cash, consisting of $233.1 million of net investment maturities, partially offset by $0.5 million for the acquisition of property and equipment.

During the three months ended March 31, 2020, investing activities provided $50.4 million, consisting of $51.4 million of net investment maturities, partially offset by $1.0 million for the acquisition of property and equipment.

Financing Activities.

During the three months ended March 31, 2021 net cash provided by financing activities was $2.1 million, consisting of net proceeds from the exercise of stock options.

During the three months ended March 31, 2020, net cash provided by financing activities was $0.4 million, consisting primarily of net proceeds from the exercise of stock options.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to the potential clinical development activities of RLY-4008 and the ongoing pre-clinical development activities of our RLY-PI3K1047 program. In addition, we are now incurring additional costs associated with operating as a public company. We expect that our expenses will increase substantially as discussed in more detail in “-Overview” above.

We believe our cash, cash equivalents and investments of $726.1 million as of March 31, 2021, after payment of the $20.0 million upfront consideration in April 2021 in connection with the acquisition of ZebiAI described above, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the development of RLY-4008, our RLY-PI3K1047 programs and other product candidates and programs and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments during the three months ended March 31, 2021. For more information on our contractual obligations and commitments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 9, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 25, 2021, the notes to our audited financial statements appearing in our Annual Report on Form 10-K and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through March 31, 2021 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of March 31, 2021, our cash equivalents consisted of money market funds. As of March 31, 2021, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2021, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of March 31, 2021, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the three months ended March 31, 2021. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

Item 4.	Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Senior Vice President, Finance, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2021, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. We believe the risks described below include risks that are material to us as well as other risks that may adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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
•

we may not be able to adequately project the timing and quantity of our product candidates or other materials necessary to conduct clinical trials of our product candidates or the supply or quality of these materials may be insufficient or inadequate; and

•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates.

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

We may also evaluate our current product candidates or any other future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We will not be able to market and sell our SHP2 program, our FGFR2 program, or our PI3K program or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. Pursuant to the Genentech Agreement, as further described above, Genentech will assume the development of RLY-1971, including developing RLY-1971 in combination with Genentech’s KRAS G12C program.

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

Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future from segments of the pharmaceutical, biotechnology and other related markets that pursue precision medicines. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. We believe principal competitive factors to our business include, among other things, the accuracy of our computations and predictions, ability to integrate computational and experimental capabilities, ability to successfully transition research programs into clinical development, ability to raise capital, and the scalability of the platform, pipeline, and business.

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

Risks Related to Our Reliance on Third Parties

Under the DESRES Agreement, as amended, we collaborate with D. E. Shaw Research to rapidly develop various protein models, a process that depends on D. E. Shaw Research’s use of their proprietary supercomputer, Anton 2. A termination of the DESRES Agreement could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If our collaborations do not result in the successful development and commercialization of products, or if one of any future collaborators terminates its agreement with us, we may not receive any milestone or royalty payments under the collaboration. If we do not receive the payments we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization summarized and described in this report also apply to the activities of our collaborators.

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

We may be required to pay certain milestones and royalties under our license or collaboration agreements with third-party licensors or collaborators.

Under our current and future license or collaboration agreements, including our DESRES Agreement, we may be required to pay milestones, royalties and other payments based on our revenues, including revenues from product sales, and these milestones and royalty payments could adversely affect the overall profitability of any products that we may seek to commercialize. In order to maintain our rights under these agreements, we may need to meet certain specified milestones in the development of our product candidates. Further, our licensors (or their licensors), licensees or other strategic collaborators may dispute the terms, including amounts, that we are required to pay under the respective license or collaboration agreements. If these claims result in a material increase in the amounts that we are required to pay to our licensors or collaborators, or in a claim of breach of the license, our ability to research, develop and obtain approval of product candidates or to commercialize our products could be significantly impaired.

Risks Related to Our Financial Position and Ability to Raise Additional Capital

Risks Related to Our Operating History

We are a biopharmaceutical company with a limited operating history.

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $42.2 million and $24.9 million for the three months ended March 31, 2021 and 2020, respectively. We had an accumulated deficit of $446.4 million as of March 31, 2021. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our drug discovery platform and initial product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The current COVID-19 pandemic has spread to most countries across the world, including all 50 states within the United States, including specifically Cambridge, Massachusetts where our primary office and laboratory space is located. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the COVID-19 pandemic impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, as a result of medical complications associated with SDC and mCPRC, the patient populations that our lead core and other core product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

Pursuant to the Genentech Agreement, we have granted an exclusive, worldwide, royalty-bearing license to Genentech, with the right to sublicense, develop and commercialize RLY-1971 and any other SHP2 inhibitors developed under the Genentech Agreement. Genentech has the first right, but not the obligation, to file, prosecute and maintain any patents licensed to it, as well as to enforce infringement of or defend claims against such patents that relate to RLY-1971 or other SHP2 inhibitors. See “Risks Related to Our Reliance on Third Parties — We may enter into collaborations with third parties for the research, development, manufacture and commercialization of one or more of our programs or product candidates. If these collaborations are not successful, our business could be adversely affected” for a discussion of risks related to the protection of our intellectual property rights under our collaborations.

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

These and similar issues may arise with respect to our collaboration agreements, such as our DESRES Agreement, as amended. Our collaboration with D. E. Shaw Research is our key computational collaboration, and there can be no assurance that this collaboration will continue past the current term of the DESRES Agreement, on favorable terms or at all, or that at any time while the collaboration is in effect D. E. Shaw Research will provide any particular level of services or that the parties will operate under the agreement without disputes. These disputes may involve ownership or control of intellectual property rights, exclusivity obligations, diligence and payment obligations, for example.

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

Risks Related to Growth and Acquisitions

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of March 31, 2021, we had 163 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our acquisitions expose us to risks that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.

As a part of our growth strategy, we may make selected acquisitions of complementary products and/or businesses, such as our recent acquisition of ZebiAI. Any acquisition involves numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:

•	difficulties in integrating new operations, technologies, products, and personnel;
•	challenges maintaining uniform procedures, controls and policies with respect to our financial accounting systems;
•	lack of synergies or the inability to realize expected synergies and cost-savings;
•	underperformance of any acquired technology, product, or business relative to our expectations and the price we paid;
•	negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges;
•	the potential loss of key employees, customers, and strategic partners of acquired companies;
•	claims by terminated employees and shareholders of acquired companies or other third parties related to the transaction;
•	the assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;
•	the issuance of equity securities to finance or as consideration for any acquisitions that dilute the ownership of our stockholders;

•

the issuance of equity securities to finance or as consideration for any acquisitions may not be an option if the price of our common stock is low or volatile which could preclude us from completing any such acquisitions;

•

any collaboration, strategic alliance and licensing arrangement may require us to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us;

•	diversion of management’s attention and company resources from existing operations of the business;
•	inconsistencies in standards, controls, procedures, and policies;
•	the impairment of intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies;
•	assumption of, or exposure to, historical liabilities of the acquired business, including unknown contingent or similar liabilities that are difficult to identify or accurately quantify; and
•	risks associated with acquiring intellectual property, including potential disputes regarding acquired companies’ intellectual property.

In addition, the successful integration of acquired businesses requires significant efforts and expense across all operational areas. There can be no assurance that any of the acquisitions we may make, including our acquisition of ZebiAI, will be successful or will be, or will remain, profitable. Our failure to successfully address the foregoing risks may prevent us from achieving the anticipated benefits from any acquisition in a reasonable time frame, or at all.

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

As of March 31, 2021, the holdings of our executive officers, directors, principal stockholders and their affiliates, including entities affiliated with SoftBank Vision Fund and FMR LLC represented beneficial ownership, in the aggregate, of approximately 41.0% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.	Other Information

Amendment to DESRES Agreement

On May 12, 2021, we entered into an amendment to the DESRES Agreement, or the DESRES Amendment, pursuant to which we and D. E. Shaw Research agreed to increase the annual fee from $7.9 million to approximately $9.9 million during the initial term, commencing on August 16, 2021. If the initial term is extended beyond August 16, 2025, the annual fee during each one year renewal term is subject to the mutual agreement of us and D. E. Shaw Research.

The foregoing summary of the DESRES Amendment is qualified in its entirety by reference to the full text of the DESRES Amendment, a copy of which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Executive Retention Agreement

On May 10, 2021, we entered into a retention agreement, or the Retention Agreement, with Donald Bergstrom, M.D., Ph.D., our Executive Vice President, Head of Research & Development.

Pursuant to the Retention Agreement, provided that Dr. Bergstrom remains continuously employed through May 31, 2023 and May 31, 2024, respectively, or Dr. Bergstrom’s employment is terminated without Cause (as defined in the Retention Agreement) prior to any such date, he will be eligible to receive a cash retention award of $600,000, or the Retention Award, at each such date, subject to tax withholding under applicable law. Each such date is referred to herein as a Retention Date. If Dr. Bergstrom’s employment is terminated prior to any Retention Date for any reason other than for Cause, Dr. Bergstrom will no longer be eligible for the applicable Retention Award.

The foregoing summary of the Retention Agreement is qualified in its entirety by reference to the full text of the Retention Agreement, a copy of which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

Exhibit Number	Description

2.1†

Agreement and Plan of Merger dated April 22, 2021 by and among Relay Therapeutics, Inc., Elixir Merger Sub I, Inc., Elixir Merger Sub II, LLC, ZebiAI Therapeutics, Inc., and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-39385) filed on April 16, 2021).

3.1

Fourth Amended and Restated Certificate of Incorporation of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-39385) filed on July 21, 2020).

3.2	Amended and Restated Bylaws of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-39385) filed on July 21, 2020).

10.1#

Amended and Restated Non-Employee Director Compensation Policy, effective as of April 1, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255583) filed with the SEC on April 28, 2021)

10.2#*	Retention Agreement by and between the Registrant and Donald Bergstrom, dated May 10, 2021.

10.3†

Amendment No. 1 to Amended and Restated Collaboration and License Agreement, by and between the Registrant and D. E. Shaw Research, LLC, dated February 4, 2021 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255583) filed with the SEC on April 28, 2021).

10.4*	Amendment No. 2 to Amended and Restated Collaboration and License Agreement, by and between the Registrant and D. E. Shaw Research, LLC, dated May 12, 2021.

10.5

Registration Rights Agreement by and between the Registrant and the stockholders of ZebiAI Therapeutics, Inc. dated April 22, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255583) filed with the SEC on April 28, 2021).

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

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELAY THERAPEUTICS, INC.

Date: May 13, 2021	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Senior Vice President, Finance
(Principal Accounting Officer and Principal Financial Officer)