Form 10-Q
period 2021-06-30
Relay Therapeutics, Inc.
filed 2021-08-12
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, the registrant had 92,695,097 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2021 and 2020	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II.	OTHER INFORMATION	25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 5.	Other Information	64
Item 6.	Exhibits	65
Signatures		66

i

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

•

We have never successfully completed any clinical trials and we may be unable to do so for any product candidates we develop. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

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

•

Although we intend to explore other therapeutic opportunities in addition to the product candidates that we are currently developing, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional potential product candidates, our business could be materially harmed.

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
•

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates and our ability to generate revenue will be materially impaired.

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

•

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.

•

If we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours and our ability to successfully commercialize our technology and products may be impaired.

•

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to post-market study requirements, marketing and labeling restrictions and even recall or market withdrawal if unanticipated safety issues are discovered following approval. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

the initiation, timing, progress, results and cost of our research and development programs and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•

the identification of research priorities and application of a risk-mitigated strategy to efficiently discover and develop product candidates, including by applying learnings from one program to other programs and from one modality to our other modalities;

•	the manufacture of our drug substances, delivery vehicles and product candidates for preclinical use, for clinical trials and on a larger scale for commercial use, if approved;
•	our relationships with our third-party strategic collaborators and their ability to continue research and development activities relating to our development candidates and product candidates;
•	the funding for our operations necessary to complete further development and commercialization of our product candidates;
•	our plans to seek regulatory approval of our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	the scope of protection for intellectual property rights covering our product candidates and technology;
•	estimates of our future expenses, revenues and capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements with collaborators with development, regulatory and commercialization expertise;
•	future agreements with third parties in connection with the commercialization of product candidates and any other approved product;
•	the size and growth potential of the markets for our product candidates and our ability to serve those markets;
•	our financial performance;
•	the rate and degree of market acceptance of our product candidates;
•	regulatory developments in the United States and foreign countries;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	our ability to produce our products or product candidates with advantages in turnaround times or manufacturing cost;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific or management personnel;
•	the impact of laws and regulations on our business and programs;
•	developments relating to our competitors and our industry;
•

the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials; and

•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed above under “Summary of the Material Risks Associated with Our Business”, those listed below under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research as well as from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$260,069	$447,646
Investments	411,151	230,415
Accounts receivable	279	75,000
Contract asset	4,193	7,654
Prepaid expenses and other current assets	5,584	9,385
Total current assets	681,276	770,100
Property and equipment, net	6,559	6,250
Operating lease assets	21,688	22,579
Restricted cash	2,578	878
Intangible asset	2,300	—
Other assets	—	22
Total assets	$714,401	$799,829
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,871	$6,351
Accrued expenses and other current liabilities	15,405	5,760
Operating lease liabilities	1,695	1,521
Deferred revenue	414	—
Total current liabilities	25,385	13,632
Operating lease liabilities, net of current portion	22,022	22,901
Restricted stock liability	—	3
Contingent consideration liability	48,465	—
Total liabilities	95,872	36,536
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at June 30, 2021 and December 31, 2020; 92,552,645 and 89,991,324 shares issued at June 30, 2021 and December 31, 2020, respectively; 92,552,645 and 89,906,835 shares outstanding at June 30, 2021 and December 31, 2020, respectively	92	90
Additional paid-in capital	1,258,312	1,167,367
Accumulated other comprehensive income (loss)	(64)	64
Accumulated deficit	(639,811)	(404,228)
Total stockholders’ equity	618,529	763,293
Total liabilities and stockholders’ equity	$714,401	$799,829

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue	$844	$—	$1,796	$—
Total revenue	844	—	1,796
Operating expenses:
Research and development expenses	$45,147	$21,666	$75,769	$43,363
In-process research and development expenses	123,000	—	123,000	—
Loss on initial consolidation of variable interest entity	11,855	—	11,855	—
General and administrative expenses	14,422	6,053	27,156	10,814
Total operating expenses	194,424	27,719	237,780	54,177
Loss from operations	(193,580)	(27,719)	(235,984)	(54,177)
Other income (expense):
Interest income	180	998	406	2,570
Other income (expense)	1	(3)	(4)	(3)
Total other income (expense), net	181	995	402	2,567
Net loss	$(193,399)	$(26,724)	$(235,582)	$(51,610)
Net loss per share, basic and diluted	$(2.10)	$(6.06)	$(2.58)	$(12.06)
Weighted average shares of common stock, basic and diluted	91,939,439	4,408,470	91,188,160	4,281,169
Other comprehensive (loss) income:
Unrealized holding (loss) gain	(76)	(763)	(128)	306
Total other comprehensive (loss) income	(76)	(763)	(128)	306
Total comprehensive loss	$(193,475)	$(27,487)	$(235,710)	$(51,304)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Par value	Capital	Income	Deficit
Balances at December 31, 2020	—	$—	89,906,835	$90	$1,167,367	$64	$(404,228)	$763,293
Issuance of common stock upon exercise of stock options	—	—	437,230	—	2,055	—	—	2,055
Vesting of restricted common stock	—	—	84,489	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	9,671	—	—	9,671
Unrealized loss on investments	—	—	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	—	—	(42,184)	(42,184)
Balances at March 31, 2021	—	$—	90,428,554	$90	$1,179,096	$12	$(446,412)	$732,786
Issuance of common stock upon exercise of stock options	—	—	218,365	—	1,123	—	—	$1,123
Vesting of restricted common stock	—	—	22,239	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	16,147	—	—	16,147
Shares issued in connection with acquisition of ZebiAI	—	—	1,883,487	2	61,946	—	—	61,948
Unrealized loss on investments	—	—	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	—	—	(193,399)	(193,399)
Balances at June 30, 2021	—	$—	92,552,645	$92	$1,258,312	$(64)	$(639,811)	$618,529

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Par value	Capital	Income	Deficit	(Deficit)
Balances at December 31, 2019	212,642,857	$537,781	4,037,476	$4	$8,715	$325	$(189,482)	$(180,438)
Issuance of common stock upon exercise of stock options	—	—	85,845	—	351	—	—	351
Vesting of restricted common stock	—	—	210,516	—	98	—	—	98
Stock-based compensation expense	—	—	—	—	1,455	—	—	1,455
Unrealized gain on investments	—	—	—	—	—	1,069	—	1,069
Net loss	—	—	—	—	—	—	(24,886)	(24,886)
Balances at March 31, 2020	212,642,857	$537,781	4,333,837	$4	$10,619	$1,394	$(214,368)	$(202,351)
Issuance of common stock upon exercise of stock options	—	—	95,573	—	367	—	—	367
Vesting of restricted common stock	—	—	163,321	1	46	—	—	47
Stock-based compensation expense	—	—	—	—	4,032	—	—	4,032
Unrealized loss on investments	—	—	—	—	—	(763)	—	(763)
Net loss	—	—	—	—	—	—	(26,724)	(26,724)
Balances at June 30, 2020	212,642,857	$537,781	4,592,731	$5	$15,064	$631	$(241,092)	$(225,392)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(235,582)	$(51,610)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	25,818	5,487
Depreciation expense	1,879	1,724
Net amortization of premiums and discounts on investments	701	(438)
Acquired in-process research and development	123,000	—
Loss on initial consolidation of variable interest entity	11,855	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	4,964	1,061
Lease assets and liabilities, net	186	192
Accounts payable	(867)	(4,045)
Accrued expenses and other liabilities	8,261	4,451
Accounts receivable	74,801	—
Contract asset	3,462	—
Other assets	22	—
Net cash provided by (used in) operating activities	18,500	(43,178)
Cash flows from investing activities:
Purchases of property and equipment	(855)	(1,434)
Purchases of investments	(646,239)	(71,103)
Proceeds from maturities of investments	464,673	210,556
Cash paid for acquisition of ZebiAI, net of cash acquired	(25,132)	—
Net cash provided by (used in) investing activities	(207,553)	138,019
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	3,176	718
Payment of deferred offering costs	—	(460)
Net cash provided by financing activities	3,176	258
Net (decrease) increase in cash, cash equivalents and restricted cash	(185,877)	95,099
Cash, cash equivalents and restricted cash at beginning of period	448,524	42,832
Cash, cash equivalents and restricted cash at end of period	$262,647	$137,931
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$1,077	$330
Reclassification of restricted stock liability to additional paid-in capital	$3	$144
Deferred offering costs included in accounts payable and accrued expenses	$—	$664
Assets obtained in asset acquisition	$662	$—
Liabilities assumed in asset acquisition	$2,330	$—
Fair value of equity issued in connection with asset acquisition	$61,948	$—

Reconciliation of Cash, Cash Equivalents and Restricted Cash from Balance Sheets to Statement of Cash Flows

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$260,069	$137,053
Restricted cash	2,578	878
Total cash, cash equivalents and restricted cash as shown on condensed consolidated statements of cash flows	$262,647	$137,931

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the “Company”) was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage, precision medicines company transforming the drug discovery process with the goal of bringing life-changing therapies to patients. The Company is among the first of a new breed of biotech created at the intersection of disparate disciplines. The Company’s Dynamo™ platform integrates an array of leading-edge computational and experimental approaches to effectively drug protein targets that have previously been intractable. The Company’s initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease. The Company is advancing its pipeline of medicines to address targets in precision oncology, including its lead product candidates, RLY-4008, RLY-2608 and RLY-1971. The Company initiated a Phase 1 clinical trial for RLY-1971 in patients with advanced solid tumors in the first quarter of 2020 and a first-in-human clinical trial of RLY-4008 enriched for patients with advanced solid tumors having oncogenic FGFR2 alterations in the third quarter of 2020. In December 2020, the Company entered into the Collaboration and License Agreement (the “Genentech Agreement”) with Genentech, Inc. (“Genentech”), a member of the Roche Group, for the development and commercialization of RLY-1971, as further discussed in Note 7.

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

The Company has devoted substantially all of its resources to developing its product candidates, including RLY-4008, RLY-2608 and RLY-1971 by developing its innovative computational and experimental approaches, building its intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

The Company has incurred net operating losses since inception and had an accumulated deficit of $639,811 as of June 30, 2021. The Company expects that its existing cash, cash equivalents and investments as of June 30, 2021 will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

2. Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. The Company’s condensed consolidated financial statements include the accounts of Relay Therapeutics, Inc. and its wholly-owned subsidiaries, Relay Therapeutics Securities Corporation and Relay ML Discovery, LLC. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2021, the condensed consolidated results of its operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. The condensed consolidated financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are unaudited. The condensed consolidated results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development and manufacturing expenses, the valuation of equity instruments, the determination of the transaction price and standalone selling price of performance obligations under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, the incremental borrowing rate for determining the operating lease assets and liabilities, and the fair value of contingent consideration and the fair value of net assets acquired in the acquisition of ZebiAI. Estimates are periodically reviewed in light of changes in circumstances, facts and experience.

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

Acquired In-Process Research and Development

In an asset acquisition, the cost allocated to acquire in-process research and development (“IPR&D”) with no alternative future use is charged to expense at the acquisition date. Refer to Note 5, Acquisition of ZebiAI, for a more detailed description of the accounting policies applied to the recent asset acquisition.

Recently Adopted Accounting Pronouncements

Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-16”). This standard amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and amends the related earnings per share (“EPS”) guidance. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

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

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected to use the extended transition period related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different effective dates for public and nonpublic companies, the Company can adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company will become a large accelerated filer for the fiscal year ending December 31, 2022, and as such it will lose emerging growth status on December 31, 2021.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2021:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$247,749	$—	$—	$247,749
Investments:
US treasury bills	—	252,793	—	252,793
US agency securities	—	158,358	—	158,358
Total investments	—	411,151	—	411,151
Total assets	$247,749	$411,151	$—	$658,900
Liabilities
Contingent consideration	—	—	43,465	43,465
Total liabilities	$—	$—	$43,465	$43,465

	Fair Value Measurements as of December 31, 2020:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$447,146	$—	$—	$447,146
Investments:
US treasury bills	—	33,026	—	33,026
US agency securities	—	197,389	—	197,389
Total investments	—	230,415	—	230,415
Total	$447,146	$230,415	$—	$677,561

In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data.

Fair Value of Contingent Consideration

In April 2021, the Company acquired ZebiAI Therapeutics, Inc. (“ZebiAI”). The Company’s Level 3 contingent consideration liability is related to $85.0 million of platform and program-related milestones (“Contingent Milestone Payments”)  potentially payable to ZebiAI’s former equity holders, measured at $43.5 million as of the acquisition date. The Company determines the fair value of the contingent payments based on the probability of achieving the milestones, the related timing and an appropriate discount rate. Significant judgment is used in determining the appropriateness of these assumptions. The contingent consideration liability for the Contingent Milestone Payments is measured at fair value at each reporting date pursuant to ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) (Refer to Note 5). Due to the uncertainties associated with the development of platforms and drug candidates in the pharmaceutical industry and the effects of changes in other assumptions including probability of success, the Company expects its estimates regarding the fair value of Contingent Milestone Payments to change in the future, resulting in adjustments to the fair value of the Company’s Contingent Milestone Payments, and the effect of any such adjustments could be material. The contingent consideration associated with the $100.0 million earnout payments (“Contingent Earnout Payments”) is a nonrecurring fair value measure, as further discussed in Note 5.

4. Investments

The fair value of available-for-sale investments by type of security was as follows:

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S treasury bills	$68,162	$4	$—	$68,166
U.S agency securities	12,999	2		13,001
Total investments with a maturity of one year or less	81,161	6	—	81,167

U.S treasury bills	184,707	—	(80)	184,627
U.S agency securities	145,347	10		145,357
Total investments with a maturity of one to two years	330,054	10	(80)	329,984
Total investments	$411,215	$16	$(80)	$411,151

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S treasury bills	$29,997	$21	$—	$30,018
U.S agency securities	20,996	5	—	21,001
Total investments with a maturity of one year or less	50,993	26	—	51,019

U.S treasury bills	3,008	—	—	3,008
U.S agency securities	176,350	38	—	176,388
Total investments with a maturity of one to two years	179,358	38	—	179,396
Total investments	$230,351	$64	$—	$230,415

5. Acquisition of ZebiAI

On April 22, 2021 (the “Acquisition Date”), the Company acquired ZebiAI, a privately held company focused on using machine learning combined with DNA encoded library data sets for drug discovery. Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), the Company was required to pay ZebiAI’s former stockholders, option holders and warrant holders (“the ZebiAI Holders”) upfront consideration of approximately $20,000 in cash and issued 1,883,487 shares of the Company’s common stock at an aggregate fair value of $60,800. In addition, (i) the ZebiAI Holders will be eligible to receive up to an additional $85,000 in milestone payments upon the achievement of certain platform or program-related milestones, payable in common stock (the “Contingent Milestone Payments”), and (ii) the Company will pay to the ZebiAI Holders 10% of the payments it receives within three years of the closing date of the Merger Agreement from partnering, collaboration or other agreements related to ZebiAI’s platform up to an aggregate maximum amount of $100,000, payable in cash (the “Contingent Earnout Payments”).

The Company first assessed if ZebiAI represented an asset or a business under FASB ASC Topic 805, Business Combinations (“ASC 805”), as amended by ASU 2017-01. Under ASC 805, the Company determined that ZebiAI did not constitute a business since substantially all of the fair value of the gross assets acquired is concentrated in a single asset, which is the intellectual property for the AI platform and the related data sets in development by ZebiAI. The intellectual property acquired from ZebiAI is at an early stage of development and will require a significant investment of time and capital for development. There is no assurance that the Company will be successful in completing the additional research and development activities.

The Company also determined that the acquisition represented an initial consolidation of a variable interest entity that does not constitute a business in accordance with FASB Topic 810, Consolidation (“ASC 810”), primarily as a result of the fact that ZebiAI was deemed to be a variable interest entity as it did not have sufficient equity to finance its activities without additional subordinated financial support. Prior to the Acquisition Date, the source of funding for ZebiAl has primarily been preferred stock financings and convertible notes. The Company acquired all of the outstanding shares of ZebiAI, and therefore is the sole equity holder. The Company will absorb the losses of ZebiAi, has the rights to the benefits derived from the ZebiAi platform and the power to direct all activities, and therefore is the primary beneficiary. As a result, the net assets acquired and liabilities assumed in connection with the ZebiAI acquisition were recorded at their estimated fair values as of the Acquisition Date. Total consideration transferred of $135,487 included the cash and shares issued to ZebiAI Holders, the fair value of the Contingent Milestone Payments and the Contingent Earnout Payments and an insignificant amount attributed to the replacement of stock options to ZebiAI Holders. The Contingent Milestone Payments were determined to be liabilities pursuant to ASC 480 and therefore were included in consideration transferred. The Contingent Earnout Payments were required to be included in total consideration transferred as a result of ASC 810. The difference between total consideration transferred and the fair value of net assets acquired and liabilities assumed of $11,855 was recorded as loss on initial consolidation of a variable interest entity pursuant to ASC 810.

The following table summarizes the net assets acquired based on their estimated fair values as of the Acquisition Date (in thousands):

Acquired IPR&D asset	$123,000
Loss on initial consolidation of VIE	11,855
Assets obtained in asset acquisition	662
Liabilities assumed in asset acquisition	(2,330)
Intangible asset	2,300
Net acquired assets	$135,487

In the estimation of fair value of the acquired assets and liabilities assumed, the Company used the carrying value of the net working capital balances as the most reliable indicator of fair value based on the associated short-term nature of the balances. The remaining fair value was attributable to the acquired IPR&D and an intangible asset. The fair value attributable to the IPR&D asset was determined using an Avoided Cost Method that includes all costs to develop the IPR&D asset, including appropriate mark-ups on the cost estimate and an expected return related to developing the IPR&D asset over a period of time. The fair value of the IPR&D asset was expensed in the Company’s consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 as the acquired IPR&D had no alternative future use, as determined by the Company in accordance with U.S. GAAP, including ASC 730. The intangible asset represents the assembled workforce. The Company recognized stock-based compensation expense associated with the accelerated vesting for certain stock options in connection with the acquisition of ZebiAI in the second quarter of 2021 in the amount of $4,639 in the statement of operations for the three and six months ended June 30, 2021. In connection with the acquisition, the Company recognized acquisition-related costs of $924 within general and administrative expenses in the statement of operations for the three and six months ended June 30, 2021.

The Company recorded a contingent consideration liability at the Acquisition Date based upon the fair value of the Contingent Milestone Payments and the Contingent Earnout Payments of $48,465. The Company is required to re-assess the fair value of the Contingent Milestone Payments at each reporting period pursuant to ASC 480 (refer to Note 3). There were no adjustments to the fair value of the Contingent Milestone Payments as of June 30, 2021. The Contingent Milestone Payments are payable in common shares based on a fixed amount assigned to each milestone and the weighted average share price of the Company’s stock for the 5-day period prior to the milestone achievement. Accordingly, the number of shares to be issued upon a milestone achievement vary dependent on the Company’s stock price. The settlement amounts of Contingent Milestone Payments are predominantly fixed. If the milestones were achieved in full on June 30, 2021, the number of shares to be issued would be 2,351,314 based on a weighted average per share price of $36.15 for the 5-day period prior to June 30, 2021. The Contingent Earnout Payments were not accounted for as derivatives under ASC 815 Derivatives and Hedging and therefore are not re-assessed at fair value at each reporting period. The Contingent Earnout Payments will be adjusted when the contingency is resolved and the consideration is paid or becomes payable.

6. Collaboration and License Arrangement with Genentech

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

Determination of Transaction Price

The Company determined the transaction price for the Genentech Agreement to be $86,134, which includes both fixed and variable consideration amounts. The total transaction price of $86,134 is comprised of (i) the $75,000 fixed, non-refundable upfront payment, (ii) a $5,000 non-refundable milestone payment due upon the transfer of the IND application to Genentech, (iii) a $5,000 non-refundable milestone payment due upon completion of the Phase 1a Trial for RLY-1971 and (iv) $1,134 of estimated variable consideration related to reimbursements due from Genentech for research and development services. No additional development milestone payments and no regulatory milestone payments are included in the transaction price as all such payments are fully constrained. As part of management’s evaluation of the constraint, the Company considered numerous factors, including the consideration that achievement of the milestones is outside of the Company’s control, contingent upon Genentech’s efforts and the receipt of regulatory approval and subject to scientific risks of success.

Allocation of Transaction Price to Performance Obligations

The Company allocated the transaction price of $86,134 based on the stand-alone selling prices (“SSP”) of each of the performance obligations as follows:

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

•

The Company is satisfying the research and development performance obligation for RLY-1971 as the research and development services are performed. The research and development services performance obligation consists of the Company completing the Phase 1a clinical trial initiated in the first quarter of 2020. The Company recognizes revenue related to the research and development services over time using a cost-based input method by calculating actual costs incurred to date at each period end relative to total estimated costs expected to be incurred to fulfill the performance obligation. Revenue recognized during the three and six months ended June 30, 2021 related to the R&D services amounts to $386 and $1,164, respectively.

•

The Company recognized the full amount of revenue allocated to the transfer of API in the first quarter of 2021 upon transfer to Genentech in the amount of $317. There was no revenue recognized related to this performance obligation during the year ended December 31, 2020.

During the three and six months ended June 30, 2021 the Company recognized an aggregate of $786 and $1,738 of revenue from the Genentech Agreement, respectively. At June 30, 2021, the Company recorded a contract asset in the amount of $4,193, which is classified as a current asset, on the condensed consolidated balance sheet. The contract asset relates to the amount of revenue recognized for which the right to payment is contingent upon conditions other than the passage of time, such as the completion of future milestone activities.

7. Common Stock

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

8. Share-Based Payments

In 2016, the Company adopted the 2016 Stock Plan. On July 8, 2020, the Company’s stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Stock Plan”), which became effective on the date immediately prior to the effectiveness of the Company’s registration statement on Form S-1 for its IPO. The 2020 Stock Plan provides for the issuance of up to 8,376,080 of share-based awards.

Subsequent to July 20, 2020, no further awards will be made under the 2016 Stock Plan and all future equity-based awards are granted under the 2020 Stock Plan. To the extent outstanding options granted under the 2016 Plan are cancelled, forfeited or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the 2016 Plan, the number of shares underlying such awards will be available for future grant under the 2020 Stock Plan. All of the Company’s employees, officers, directors and consultants are eligible to be granted options, restricted stock units and other stock-based awards under the terms of the 2020 Stock Plan. There were 10,653,994 share-based awards available for grant at June 30, 2021.

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses	$10,145	$1,941	$14,296	$2,838
General and administrative expenses	6,002	2,091	$11,522	2,649
	$16,147	$4,032	$25,818	$5,487

As of June 30, 2021, total unrecognized compensation cost related to the unvested stock options was $132,744, which is expected to be recognized over a weighted average period of 2.71 years.

9. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(193,399)	$(26,724)	$(235,582)	$(51,610)
Net loss per share, basic and diluted	$(2.10)	$(6.06)	$(2.58)	$(12.06)
Weighted average shares of common stock, basic and diluted	91,939,439	4,408,470	91,188,160	4,281,169

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Convertible preferred stock	—	59,883,877	—	59,883,877
Options to purchase common stock	8,906,194	7,471,087	8,906,194	7,471,087
Restricted stock units	505,393	290,477	505,393	290,477
Unvested restricted stock	—	290,477	—	290,477
	9,411,587	67,935,918	9,411,587	67,935,918

10. Commitments and Contingencies

Intellectual Property License

The Company has a Collaboration and License Agreement with D. E. Shaw Research, LLC (“D. E. Shaw Research”) which held 9,999,999 shares of Series A preferred stock and 1,557,875 shares of Series C preferred stock at December 31, 2019. Upon the IPO these shares were converted into 3,281,253 shares of common stock, which are outstanding at June 30, 2021. The agreement provides that the parties will jointly conduct research efforts with the goal of identifying and developing product candidates. The original term of the agreement was three years and required the Company to pay an annual fee of $1,000. On June 15, 2020, the Company and D. E. Shaw Research agreed to amend the Collaboration and License Agreement (the “Amended and Restated Collaboration and License Agreement”). The Amended and Restated Collaboration and License Agreement extended the term of the agreement to August 16, 2025 and increased the annual fee from $1,000 to $7,900. The Amended and Restated Collaboration and License Agreement automatically renews for successive one year periods unless either party provides at least one year notice of non-renewal, and the annual fee during each of the one year renewal terms is subject to the mutual agreement of the Company and D. E. Shaw Research. On May 12, 2021, the Company and D. E. Shaw Research amended the Amended and Restated Collaboration and License Agreement to increase the annual fee from $7,900 to $9,875, commencing on August 16, 2021.

The Company is obligated to pay potential development milestone payments under the terms of the agreement up to $7,300 per target, plus sales milestones and royalties, upon the achievement of certain specified contingent events. Such payments for achievement of development and regulatory milestones total up to $7,250 in the aggregate for each of the first three products the Company develops, and up to $6,250 in the aggregate for each product the Company develops after the first three. The Company assessed the milestone and royalty events at June 30, 2021 and concluded no such payments were due.

The Company recorded research and development expense of $2,096 and $974 under this agreement for the three months ended June 30, 2021 and 2020, respectively, and $3,941 and $1,224 for the six months ended June 30, 2021, and 2020, respectively. At June 30, 2021 and December 31, 2020, the Company had accrued expense balances to D. E. Shaw Research of approximately $789 and $1,500, respectively, on its condensed consolidated balance sheets. The Company had no prepaid balance for D. E. Shaw Research as of June 30, 2021 and December 31, 2020.

Other Significant Arrangements

The Company has certain other research and license arrangements with third parties, which provide the Company with research services with the goal of identifying and developing product candidates. The Company is obligated to pay development milestone payments for up to four targets, each in the range of $4,000 to $7,000, upon the achievement of certain specified contingent events. The Company assessed the milestones at June 30, 2021 and December 31, 2020, respectively, and concluded no such milestone payments were due. The Company incurred approximately $703 and $236 of research and development expense under these agreements for the three months ended June 30, 2021 and 2020, respectively, and $1,105 and $1,430 for the six months ended June 30, 2021 and 2020, respectively.

On May 26, 2021, the Company entered into a Lease (the “Lease”) with BMR-Hampshire, LLC, a Delaware limited liability company (the “Landlord”), for laboratory and office space located at 60 Hampshire Street, Cambridge, Massachusetts (the “Premises”). Under the terms of the Lease, the Company will lease approximately 41,474 square feet as the sole tenant at the Premises, which will supplement the Company’s current leased premises at 399 Binney Street, Cambridge, Massachusetts.

The Landlord will contribute an aggregate of $6,221 million toward the cost of construction and tenant improvements for the Premises. The Company’s obligation to pay rent under the Lease will start on a date set forth in an estimated construction schedule pursuant to the Lease or the date on which the Landlord tenders possession of the Premises to the Company with the tenant improvements substantially completed, whichever occurs later (the “Rent Commencement Date”). The term of the Lease is ten years following the Rent Commencement Date. The Company did not control the space as of June 30, 2021 and as such, no right of use asset was recorded on the condensed consolidated balance sheet. The Company provided a letter of credit in connection with the Lease in the amount of $1,700 with a financial institution, which expires August 31, 2033.

The Company continues to lease approximately 46,631 square feet of laboratory and office space at 399 Binney Street, Cambridge, Massachusetts that currently serves as the Company’s corporate headquarters under a facility lease agreement which has a term through April 2029, subject to certain renewal options.

11. Subsequent Events

In preparing the consolidated interim financial statements as of June 30, 2021 and for the three and six month periods then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements except the following.

In August 2021, the Company and EQRx, Inc. (“EQRx”), a related party, entered into a discovery collaboration agreement to discover, develop, and commercialize novel medicines against validated oncology targets. Under the terms of the agreement, the Company will be responsible for the discovery phase through to Investigational New Drug application filing, while EQRx will be responsible for clinical development, regulatory and commercialization efforts of the product candidates developed pursuant to the collaboration. Subject to certain opt-out rights, the Company and EQRx will equally share in the discovery, development and commercialization costs and the net profits from sales of any collaboration medicines, if approved. The Company retains the right to develop any collaboration medicines in combination with its wholly-owned pipeline.

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

We are advancing a pipeline of medicines to address targets in precision oncology, including our lead product candidates, RLY-4008, RLY-2608 and RLY-1971. We initiated a first-in-human clinical trial for RLY-4008, our inhibitor of fibroblast growth factor receptor 2, or FGFR2, enriched for patients with advanced solid tumors having oncogenic FGFR2 alterations in the third quarter of 2020. In 2021, we initiated Investigational New Drug, or IND, enabling studies for RLY-2608, our inhibitor of cancer-associated mutant variants H1047X, E542X, and E545X of phosphoinostide 3-kinase alpha, or PI3Kα. RLY-2608 is the lead program of multiple preclinical efforts to discover and develop mutant selective inhibitors of PI3Kα.We initiated a Phase 1 clinical trial for RLY-1971, our inhibitor of Src homology region 2 domain-containing phosphatase-2, or SHP2, in patients with advanced solid tumors in the first quarter of 2020. In December 2020, we entered into a global collaboration and license agreement, or the Genentech Agreement, with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of RLY-1971. In July 2021, Genentech initiated the cohort of RLY-1971 in combination with GDC-6036, its KRASG12C inhibitor, in a phase 1b trial. While our initial focus is on precision oncology, we believe our Dynamo platform may also be broadly applied to other areas of precision medicine, such as genetic disease. In addition to the three product candidates described above, we have five discovery stage programs across both precision oncology and genetic disease. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of our therapies.

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

In December 2020, we entered into the Genentech Agreement with Genentech, for the development and commercialization of RLY-1971. Under the terms of the Genentech Agreement, we received $75.0 million in an upfront payment in January 2021. In April 2021, we completed the transfer of the IND application for RLY-1971 to Genentech upon which we received the associated milestone payment of $5.0 million in May 2021. We are eligible to receive an additional $20.0 million in near-term payments; and, if we do not opt into a U.S. profit/cost share, up to $695.0 million in additional development, commercialization and sales-based milestones for RLY-1971; and tiered royalties on annual global net sales (on a country-by-country basis), anticipated to be in the low-to-mid-teens, subject to reductions in certain circumstances. Additionally, we are eligible to receive additional royalties in the event of regulatory approval of RLY-1971 and Genentech’s compound, GDC-6036, that directly binds to and inhibits KRAS G12C, in combination. We have the right to opt-in to a 50/50 U.S. profit/cost share and if we do opt into the U.S. profit/cost share, we are eligible to receive up to $410.0 million in additional commercialization and sales-based milestones for RLY-1971 outside of the U.S. and tiered royalties on annual net sales outside of the U.S. (on a country-by-country basis), anticipated to be in the low-to-mid-teens, subject to reduction in certain circumstances. We also retain the right to develop RLY-1971 in combination with our FGFR2 and PI3Kα programs.

On April 15, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, and on April 22, 2021 we acquired ZebiAI Therapeutics, Inc., or ZebiAI. Pursuant to the Merger Agreement, we were required to pay ZebiAI’s former stockholders, option holders and warrant holders, or the ZebiAI Holders, upfront consideration in an aggregate amount of approximately $85.0 million, excluding customary purchase price adjustments, composed of approximately $20.0 million payable in cash and approximately $65.0 million payable in shares of our common stock. In addition, (i) the ZebiAI Holders will be eligible to receive up to an additional $85.0 million in milestone payments upon the achievement of certain platform or program-related milestones, payable in our common stock and (ii) we will pay to the ZebiAI Holders 10% of the payments we receive within three years of the closing date of the Merger Agreement from partnering, collaboration or other agreements related to ZebiAI’s platform up to an aggregate maximum amount of $100.0 million, payable in cash.

In August 2021, we entered into a discovery collaboration agreement with EQRx, Inc., or EQRx, to discover, develop, and commercialize novel medicines against validated oncology targets. Under the terms of the agreement, we will be responsible for the discovery phase through to IND application filing, while EQRx will be responsible for clinical development, regulatory and commercialization efforts of the product candidates developed pursuant to the collaboration. Subject to certain opt-out rights, we and EQRx will equally share in the discovery, development and commercialization costs and the net profits from sales of any collaboration medicines, if approved. We retain the right to develop any collaboration medicines in combination with our wholly-owned pipeline.

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and continues to affect our employees, patients, communities and business operations.

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

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $193.4 million and $26.7 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $639.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate increasing operating losses for at least the next several years.

We anticipate that our expenses will increase substantially if and as we:

•

conduct our current and future clinical trials of RLY-4008, future clinical trials of RLY-2608 and additional preclinical research and development of our PI3Kα mutant selective inhibitor programs and other early-stage programs;

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

We believe our cash, cash equivalents and investments of $671.2 million as of June 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

•	costs of acquiring, developing and manufacturing clinical trial materials and lab supplies;
•	acquisition of in-process research and development assets that have no alternative future use;
•	costs related to compliance with regulatory requirements; and
•	facility costs, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

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

We began tracking external development costs by program on January 1, 2020 for programs that have entered clinical trials. We do not allocate internal costs, facilities costs or other overhead costs to specific programs. The following summarizes our costs based on their status in development:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(in thousands)
External costs for programs in clinical trials	$4,244	$6,967
External costs for all programs in discovery and pre-clinical studies	17,023	29,829
External costs for platform research and other research and development activities	3,792	7,154
Employee related expenses	20,088	31,819
Total research and development expenses	$45,147	$75,769

Our most advanced development programs, RLY-1971 and RLY-4008, are enrolling patients in first-in-human clinical trials. Programs in discovery and pre-clinical stages include our RLY-2608 program as well as other earlier stage programs. Costs incurred for these programs include costs incurred to support our discovery research and translational science efforts up to the initiation of first-in-human clinical development. Platform research and other research and development activities include costs that are not specifically allocated to active product candidates, including facilities costs, depreciation expense and other costs. Employee related expenses includes salary, wages, stock-based compensation and other costs related to our personnel, which are not allocated to specific programs or activities.

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•

the scope, rate of progress, expense and results of our preclinical development activities, any future clinical trials of RLY-4008, our PI3Kα mutant selective inhibitor programs, including RLY-2608, or other product candidates, and other research and development activities that we may conduct;

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue clinical trials of RLY-4008, the development of our PI3Kα mutant selective inhibitor programs, including RLY-2608, and to identify and develop additional product candidates.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change
	2021	2020
	(in thousands)
Revenue	$844	$—	$844
Operating expenses:
Research and development	$45,147	$21,666	$23,481
In-process research and development	123,000	—	123,000
Loss on initial consolidation of variable interest entity	11,855	—	11,855
General and administrative	14,422	6,053	8,369
Total operating expenses	194,424	27,719	166,705
Loss from operations	(193,580)	(27,719)	(165,861)
Other income, net	181	995	(814)
Net loss	$(193,399)	$(26,724)	$(166,675)

Revenue

We recognized revenue of approximately $0.8 million for the three months ended June 30, 2021 in connection with the Genentech Agreement primarily related to our progress on the R&D services performance obligation. We did not recognize any revenue for the three months ended June 30, 2020.

Research and Development Expenses

	Three Months Ended June 30,		Change
	2021	2020
	(in thousands)
Employee related expenses	$20,088	$7,843	$12,245
Outside and consulting services	15,689	8,440	7,249
Clinical trial expenses	4,244	1,722	2,522
Depreciation	764	717	47
Laboratory supplies and other costs	2,501	1,514	987
Facilities and other allocated expenses	1,861	1,430	431
Total research and development expenses	$45,147	$21,666	$23,481

Research and development expenses were $45.1 million for the three months ended June 30, 2021, compared to $21.7 million for the three months ended June 30, 2020. The increase of $23.5 million was primarily due to $12.3 million of additional employee related costs, including an increase in stock-based compensation of $8.2 million, $7.3 million of additional outside and consulting services related to our pre-clinical candidates and $2.5 million for clinical trial expenses associated with RLY-1971 and RLY-4008, which both commenced in 2020.

In-process Research and Development Expenses

In-process research and development expenses of $123.0 million were recognized for the three months ended June 30, 2021 in connection with the in-process research and development asset acquired in connection with the asset acquisition of ZebiAI in the second quarter of 2021. No such expenses were incurred during the three months ended June 30, 2020.

Loss on Initial Consolidation of Variable Interest Entity

Loss on initial consolidation of variable interest entity of $11.9 million was recognized for the three months ended June 30, 2021 in connection with the acquisition of ZebiAI in the second quarter of 2021. No such expenses were incurred during the three months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses were $14.4 million for the three months ended June 30, 2021, compared to $6.1 million for the three months ended June 30, 2020. The increase of $8.4 million was primarily due to $5.8 million of increased personnel costs, including increased stock-based compensation of $3.9 million, to support our infrastructure and $2.6 million of other general and administrative expenses primarily attributed to an increase in insurance expense.

Other Income, Net

Other income, net, was $0.2 million for the three months ended June 30, 2021, compared to $1.0 million for the three months ended June 30, 2020, primarily as a result of lower interest rates.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021:

	Six Months Ended June 30,		Change
	2021	2020
	(in thousands)
Revenue	$1,796	$—	$1,796
Operating expenses:
Research and development	$75,769	$43,363	$32,406
In-process research and development	123,000	—	$123,000
Loss on initial consolidation of variable interest entity	11,855	—	$11,855
General and administrative	27,156	10,814	16,342
Total operating expenses	237,780	54,177	183,603
Loss from operations	(235,984)	(54,177)	(181,807)
Other income, net	402	2,567	(2,165)
Net loss	$(235,582)	$(51,610)	$(183,972)

Revenue

We recognized revenue of approximately $1.8 million for the six months ended June 30, 2021 in connection with the Genentech Agreement primarily related to our progress on the R&D services performance obligation and completion of the transfer of API to Genentech. We did not recognize any revenue for the six months ended June 30, 2020.

Research and Development Expenses

	Six Months Ended June 30,		Change
	2021	2020
	(in thousands)
Employee related expenses	$31,819	$14,070	$17,749
Outside and consulting services	27,301	18,730	8,571
Clinical trial expenses	6,967	2,752	4,215
Depreciation	1,485	1,431	54
Laboratory supplies and other costs	4,663	3,532	1,131
Facilities and other allocated expenses	3,534	2,848	686
Total research and development expenses	$75,769	$43,363	$32,406

Research and development expenses were $75.8 million for the six months ended June 30, 2021, compared to $43.4 million for the six months ended June 30, 2020. The increase of $32.4 million was primarily due to $17.7 million of additional employee related costs, including an increase in stock-based compensation of $11.5 million, $8.6 million of additional outside and consulting services related to our pre-clinical candidates, $4.2 million for clinical trial expenses associated with RLY-1971 and RLY-4008, which both commenced in 2020 and $1.1 million of other research and development expenses.

In-process Research and Development Expenses

In-process research and development expenses of $123.0 million were recognized for the six months ended June 30, 2021 in connection with the in-process research and development asset acquired in connection with the asset acquisition of ZebiAI in the second quarter of 2021. No such expenses were incurred during the six months ended June 30, 2020.

Loss on Initial Consolidation of Variable Interest Entity

Loss on initial consolidation of variable interest entity of $11.9 million was recognized for the six months ended June 30, 2021 in connection with the acquisition of ZebiAI in the second quarter of 2021. No such expenses were incurred during the six months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses were $27.2 million for the six months ended June 30, 2021, compared to $10.8 million for the six months ended June 30, 2020. The increase of $16.3 million was primarily due to $12.0 million of increased personnel costs, including increased stock-based compensation of $8.9 million, to support our infrastructure and $4.4 million of other general and administrative expenses primarily attributed to an increase in insurance expense.

Other Income, Net

Other income, net, was $0.4 million for the six months ended June 30, 2021, compared to $2.6 million for the six months ended June 30, 2020, primarily as a result of lower interest rates.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. In January 2021, we received an upfront payment of $75.0 million from Genentech pursuant to the Genentech Agreement. In July 2020, we closed our IPO and issued 23,000,000 shares of common stock for net proceeds of $425.3 million. Prior to our IPO, we received gross proceeds of $520.0 million from sales of our preferred stock and our issuance of convertible debt. As of June 30, 2021, we had cash, cash equivalents and investments of $671.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash provided by (used in) operating activities	$18,500	$(43,178)
Cash provided by (used in) investing activities	(207,553)	138,019
Cash provided by financing activities	3,176	258
Net (decrease) increase in cash, cash equivalents and restricted cash	$(185,877)	$95,099

Operating Activities.

During the six months ended June 30, 2021, operating activities provided $18.5 million of cash, resulting from our net loss of $235.6 million, partially offset by non-cash charges of $163.3 million and cash provided by changes in our operating assets and liabilities of $90.8 million. Net cash provided by changes in our operating assets and liabilities of $90.8 million during this period consisted primarily of a decrease of $74.8 million in accounts receivable, $8.3 million increase in accrued expenses as a result of an increase operating expenses and changes in the timing of payments related to our research arrangements, a decrease of $5.0 million in prepaid expenses and other assets and a $3.5 million decrease in contract asset offset in part by a $0.9 million decrease in accounts payable.

During the six months ended June 30, 2020, we used $43.2 million of cash on operating activities, resulting from our net loss of $51.6 million, partially offset by non-cash charges of $6.8 million and cash provided by changes in our operating assets and liabilities of $1.6 million. Net cash provided by changes in our operating assets and liabilities of $1.6 million during this period consisted primarily of changes in prepaid expenses and other assets, accounts payable and accrued expenses as a result of an increase operating expenses and the timing of payments related to our research arrangements.

Investing Activities.

During the six months ended June 30, 2021, investing activities used $207.6 million of cash, consisting of $181.6 million of net purchases of investments, $25.1 million related to cash paid for the acquisition of ZebiAI and $0.9 million for the acquisition of property and equipment.

During the six months ended June 30, 2020, investing activities provided $138.0 million, consisting of $139.5 million of net investment maturities, partially offset by $1.4 million for the acquisition of property and equipment.

Financing Activities.

During the six months ended June 30, 2021, net cash provided by financing activities was $3.2 million, consisting of net proceeds from the exercise of stock options.

During the six months ended June 30, 2020, net cash provided by financing activities was $0.3 million, consisting of net proceeds from the exercise of stock options of $0.7 million, partially offset by the payment of deferred offering costs in preparation for our IPO, which closed on July 20, 2020.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to the potential clinical development activities of RLY-4008 and RLY-2608 and the ongoing pre-clinical development activities of our PI3Kα mutant selective inhibitor programs. In addition, we are now incurring additional costs associated with operating as a public company. We expect that our expenses will increase substantially as discussed in more detail in “-Overview” above.

We believe our cash, cash equivalents and investments of $671.2 million as of June 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the development of RLY-4008, our PI3Kα mutant selective inhibitor programs, including RLY-2608, and other product candidates and programs and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from the COVID-19 pandemic or similar public health crisis;

•

the scope, progress, results and costs of our current and future clinical trials of RLY-4008 and future clinical trials of RLY-2608 and additional preclinical research of our PI3Kα mutant selective inhibitor programs;

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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments during the six months ended June 30, 2021. For more information on our contractual obligations and commitments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 9, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 25, 2021, the notes to our audited financial statements appearing in our Annual Report on Form 10-K and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through June 30, 2021 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, except as discussed below.

Acquisition Accounting

We are required to make significant judgments and estimates to determine whether an acquisition constitutes an acquisition of a business or assets. For asset acquisitions, this includes whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. We are also required to make several significant judgments and estimates in order to determine the total consideration transferred for the asset acquisition and then allocate it to the assets that we have acquired and the liabilities that we have assumed on our consolidated balance sheet. The most significant judgments and estimates relate to the fair value of the in-process research and development, or IPR&D and the fair value of Contingent Milestone Payments and Contingent Earnout Payments related to the acquisition. We are also required to reassess the fair value of the Contingent Milestone Payments on a  quarterly basis, which requires similar judgments and estimates. Changes in the fair value of the Contingent Milestone Payments can result from changes to one or multiple inputs, including adjustments to the probability of achievement and timing of the Contingent Milestone Payments, and changes to the applicable discount rates. Significant judgment is used in determining these assumptions during each reporting period. Reasonable changes in these assumptions can cause material changes to the fair value of our contingent consideration liability.

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

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of June 30, 2021, our cash equivalents consisted of money market funds. As of June 30, 2021, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2021, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of June 30, 2021, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the six months ended June 30, 2021. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Senior Vice President, Finance, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2021, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business.

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

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have two product candidates, RLY-1971 and RLY-4008, in first-in-human clinical development. For RLY-2608, we initiated IND-enabling studies in 2021 and plan to initiate a first-in-human clinical study in the first half of 2022. We may not be able to file such IND or INDs for any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for each product candidate and, consequently, the ultimate approval and commercial marketing of each product candidate. Our RLY-1971 and RLY-4008 first-in-human clinical trials are ongoing, but we do not know whether any of our future clinical trials, including the first-in-human clinical trial for RLY-2608, will begin on time or ever be completed on schedule, if at all.

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

•    the availability of approved products that treat the same indications as our product candidates;

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

We have filed clinical trial applications to conduct clinical trials for our product candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials.

We have filed clinical trial applications to conduct additional clinical trials outside the United States, including in Australia, Europe and Asia, and may file clinical trial applications in other foreign jurisdictions in the future. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

We have initiated IND-enabling studies for RLY-2608 in 2021. We believe PI3Kα H1047X mutant cancers affect approximately 10,000 late-line patients annually in the United States. In the future, if RLY-2608 advances to earlier lines of treatment, it could potentially address approximately 50,000 patients annually in the United States. RLY-2608 also potently inhibits E542X and E545X. We estimate there are approximately 15,000 late-line and 60,000 total patients annually in the United States who might benefit from a PI3Kα targeted inhibitor that targets the mutations at E542 and E545. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with RLY-1971, RLY-4008, or RLY-2608 program or other product candidates, are based on estimates.

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

We, our principal investigators and our CROs are required to comply with regulations, including Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development, including the EMA and the Medicines and Healthcare Products Regulatory Agency. These regulatory authorities enforce GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, these regulatory authorities will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under current Good Manufacturing Practice, or cGMP, regulations. Our failure or the failure of our principal investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We may enter into collaborations with third parties for one or more of our programs or product candidates. For example, in December 2020, we entered into the Genentech Agreement, a global collaboration and license agreement with Genentech to develop and commercialize RLY-1971, and in August 2021, we entered into a discovery collaboration with EQRx to discover, develop and commercialize novel medicines against mutually agreed upon targets. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that any future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them.

Any collaborations we enter into, including our collaboration with Genentech and EQRx, may pose several risks, including the following:

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $193.4 million and $26.7 million for the six months ended June 30, 2021 and 2020, respectively. We had an accumulated deficit of $639.8 million as of June 30, 2021. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our drug discovery platform and initial product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

The development of pharmaceutical products is capital-intensive. We initiated a Phase 1 clinical trial of RLY-1971 in patients with advanced solid tumors and a first-in-human clinical trial of RLY-4008 enriched for patients with advanced solid tumors having oncogenic FGFR2 alterations. We are currently advancing most of our product candidates, including RLY-2608 and other PI3Kα mutant selective inhibitor programs, through preclinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we are incurring additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

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

•

the scope, progress, results and costs of our current and future clinical trials of RLY-4008, future clinical trials of RLY-2608 and additional preclinical research of our PI3Kα mutant selective inhibitor programs;

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The current COVID-19 pandemic has spread to most countries across the world, including all 50 states within the United States, including specifically Cambridge, Massachusetts where our primary office and laboratory space is located. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the COVID-19 pandemic impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the severity and duration of the outbreak and vaccination rates where we or our third-party partners conduct operations, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the United States, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, as a result of medical complications associated with SDC and mCPRC, the patient populations that our lead core and other core product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

We are continuing to monitor the spread of the virus as well as vaccination rates among our employees and within our community. We have adopted certain temporary precautionary measures intended to help minimize the risk of the virus to our employees, including limiting the number of employees that can physically be onsite our facilities at one time, which could negatively affect our business. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the SEC or FDA.

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

The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our pending patent applications will issue, or that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect RLY-1971, RLY-4008, RLY-2608 or our other product candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned patent portfolio and any patent portfolio we may license in the future may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates, including generic versions of such products.

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

As of June 30, 2021, we had 203 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As a part of our growth strategy, we may make selected acquisitions of complementary products and/or businesses, such as our acquisition of ZebiAI in April 2021. Any acquisition involves numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:

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

Risks Related to Our Common Stock

Risks Related to Our Status as an “Emerging Growth Company”

Commencing December 31, 2021, we will no longer be an “emerging growth company” or a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us.

We are currently an emerging growth company but because as of June 30, 2021, the market value of our common stock that was held by non-affiliates exceeded $700 million, we will no longer qualify for such status commencing December 31, 2021. As a large-accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	full disclosure obligations regarding executive compensation; and
•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We are also currently a smaller reporting company, but based on the market value of our common stock that was held by non-affiliates as of June 30, 2021, we have determined that we will no longer be a smaller reporting company as of January 1, 2022. However, for so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors. After January 1, 2022, we will no longer be able to rely on these reduced requirements.

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

As of June 30, 2021, the holdings of our executive officers, directors, principal stockholders and their affiliates, including entities affiliated with SoftBank Vision Fund and FMR LLC represented beneficial ownership, in the aggregate, of approximately 40.1% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Merger Shares

On April 15, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which we acquired ZebiAI Therapeutics, Inc., or ZebiAI. Pursuant to the terms of the Merger Agreement and as partial consideration for our acquisition of ZebiAI, on April 22, 2021, the Company issued 1,883,487 shares of the Company’s common stock to former stockholders, option holders and warrant holders of ZebiAI, or the Merger Shares, in a private offering pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. Pursuant to the Merger Agreement and related Registration Rights Agreement, we subsequently filed a Registration Statement on Form S-1 with the SEC on April 28, 2021 for the purposes of registering for resale the Merger Shares and to maintain the effectiveness of the registration statement until such time as all Merger Shares covered by the registration statement have been sold or may be sold under Rule 144 without manner of sale restrictions or volume limitations, subject to certain exceptions.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

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

10.3

Amendment No. 2 to Amended and Restated Collaboration and License Agreement, by and between the Registrant and D. E. Shaw Research, LLC, dated May 12, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q (File No. 001-39385) filed on May 13, 2021).

10.4

Registration Rights Agreement by and between the Registrant and the stockholders of ZebiAI Therapeutics, Inc. dated April 22, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255583) filed with the SEC on April 28, 2021).

10.5*	Lease by and between the Registrant and BMR-Hampshire, LLC, dated May 26, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
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

RELAY THERAPEUTICS, INC.

Date: August 12, 2021	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Senior Vice President, Finance
(Principal Accounting Officer and Principal Financial Officer)