Form 10-Q
period 2021-09-30
Relay Therapeutics, Inc.
filed 2021-11-10
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 108,044,143 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION	27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 5.	Other Information	66
Item 6.	Exhibits	67
Signatures		68

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
•

Positive data from preclinical or early clinical studies of our product candidates are not necessarily predictive of the results of later clinical studies and any future clinical trials of our product candidates. If we cannot replicate the positive data from our preclinical or early clinical studies of our product candidates in our future clinical trials, we will be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

•

Our current or future clinical trials may reveal significant adverse events not seen in our preclinical or nonclinical studies or early clinical data and may result in a safety profile that would inhibit regulatory approval or market acceptance of any of our product candidates.

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
•

If we are not able to obtain, or if delays occur in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates and our ability to generate revenue will be materially impaired.

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

•

We have and may enter into other collaborations with third parties for the research, development, manufacture and commercialization of one or more of our programs or product candidates. If these collaborations are not successful, our business could be adversely affected.

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

•

If we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours and our ability to successfully commercialize our technology and products will be impaired.

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

•	the potential safety and efficacy of our product candidates and the therapeutic implications of clinical and preclinical data;
•	the manufacture of our drug substances, delivery vehicles and product candidates for preclinical use, for clinical trials and on a larger scale for commercial use, if approved;
•	our relationships with our third-party strategic collaborators and their ability to continue research and development activities relating to our development candidates and product candidates;
•	the funding for our operations necessary to complete further development and commercialization of our product candidates;
•	our plans to seek regulatory approval of our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	the scope of protection for intellectual property rights covering our product candidates and technology;
•	estimates of our future expenses, revenues and capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements with collaborators with development, regulatory and commercialization expertise;
•	future agreements with third parties in connection with the commercialization of product candidates and any other approved product;
•	the size and growth potential of the markets for our product candidates and our ability to serve those markets;
•	our financial performance;
•	the rate and degree of market acceptance of our product candidates;
•	regulatory developments in the United States and foreign countries;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	our ability to produce our products or product candidates with advantages in turnaround times or manufacturing cost;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific or management personnel;
•	the impact of laws and regulations on our business and programs;
•	developments relating to our competitors and our industry;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$228,559	$447,646
Investments	387,949	230,415
Accounts receivable	804	75,000
Contract asset	4,251	7,654
Prepaid expenses and other current assets	17,696	9,385
Total current assets	639,259	770,100
Property and equipment, net	6,239	6,250
Operating lease assets	21,239	22,579
Restricted cash	2,578	878
Intangible asset	2,300	—
Other assets	—	22
Total assets	$671,615	$799,829
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,316	$6,351
Accrued expenses and other current liabilities	20,102	5,760
Operating lease liabilities	1,768	1,521
Deferred revenue	331	—
Total current liabilities	28,517	13,632
Operating lease liabilities, net of current portion	21,545	22,901
Restricted stock liability	—	3
Contingent consideration liability	50,465	—
Total liabilities	100,527	36,536
Commitments and contingencies (Note 10)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at September 30, 2021 and December 31, 2020; 92,800,072 and 89,991,324 shares issued at September 30, 2021 and December 31, 2020, respectively; 92,800,072 and 89,906,835 shares outstanding at September 30, 2021 and December 31, 2020, respectively	92	90
Additional paid-in capital	1,271,630	1,167,367
Accumulated other comprehensive income	10	64
Accumulated deficit	(700,644)	(404,228)
Total stockholders’ equity	571,088	763,293
Total liabilities and stockholders’ equity	$671,615	$799,829

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue	$666	$—	$2,462	$—
Total revenue	666	—	2,462	—
Operating expenses:
Research and development expenses	$44,974	$24,376	$120,743	$67,739
In-process research and development expenses	—	—	123,000	—
Loss on initial consolidation of variable interest entity	—	—	11,855	—
Change in fair value of contingent consideration liability	2,000	—	2,000	—
General and administrative expenses	14,682	12,231	41,839	23,045
Total operating expenses	61,656	36,607	299,437	90,784
Loss from operations	(60,990)	(36,607)	(296,975)	(90,784)
Other income (expense):
Interest income	157	534	563	3,104
Other income (expense)	—	(5)	(4)	(8)
Total other income (expense), net	157	529	559	3,096
Net loss	$(60,833)	$(36,078)	$(296,416)	$(87,688)
Deemed dividend resulting from extinguishment upon modification of Series C preferred stock	—	(177,789)	—	(177,789)
Net loss attributable to common stockholders	$(60,833)	$(213,867)	$(296,416)	$(265,477)
Net loss per share, basic and diluted	$(0.66)	$(3.00)	$(3.20)	$(9.92)
Weighted average shares of common stock, basic and diluted	92,692,515	71,248,846	92,599,781	26,766,687
Other comprehensive (loss) income:
Unrealized holding (loss) gain	74	(455)	(54)	(149)
Total other comprehensive (loss) income	74	(455)	(54)	(149)
Total comprehensive loss	$(60,759)	$(36,533)	$(296,470)	$(87,837)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Par value	Capital	Income	Deficit
Balances at December 31, 2020	—	$—	89,906,835	$90	$1,167,367	$64	$(404,228)	$763,293
Issuance of common stock upon exercise of stock options	—	—	437,230	—	2,055	—	—	2,055
Vesting of restricted common stock	—	—	84,489	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	9,671	—	—	9,671
Unrealized loss on investments	—	—	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	—	—	(42,184)	(42,184)
Balances at March 31, 2021	—	$—	90,428,554	$90	$1,179,096	$12	$(446,412)	$732,786
Issuance of common stock upon exercise of stock options	—	—	218,365	—	1,123	—	—	$1,123
Vesting of restricted common stock	—	—	22,239	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	16,147	—	—	16,147
Shares issued in connection with acquisition of ZebiAI	—	—	1,883,487	2	61,946	—	—	61,948
Unrealized loss on investments	—	—	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	—	—	(193,399)	(193,399)
Balances at June 30, 2021	—	$—	92,552,645	$92	$1,258,312	$(64)	$(639,811)	$618,529
Issuance of common stock upon exercise of stock options	—	—	196,076	—	900	—	—	900
Vesting of restricted common stock	—	—	51,351	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	12,418	—	—	12,418
Unrealized gain on investments	—	—	—	—	—	74	—	74
Net loss	—	—	—	—	—	—	(60,833)	(60,833)
Balances at September 30, 2021	—	$—	92,800,072	$92	$1,271,630	$10	$(700,644)	$571,088

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Par value	Capital	Income	Deficit	(Deficit)
Balances at December 31, 2019	212,642,857	$537,781	4,037,476	$4	$8,715	$325	$(189,482)	$(180,438)
Issuance of common stock upon exercise of stock options	—	—	85,845	—	351	—	—	351
Vesting of restricted common stock	—	—	210,516	—	98	—	—	98
Stock-based compensation expense	—	—	—	—	1,455	—	—	1,455
Unrealized gain on investments	—	—	—	—	—	1,069	—	1,069
Net loss	—	—	—	—	—	—	(24,886)	(24,886)
Balances at March 31, 2020	212,642,857	$537,781	4,333,837	$4	$10,619	$1,394	$(214,368)	$(202,351)
Issuance of common stock upon exercise of stock options	—	—	95,573	—	367	—	—	367
Vesting of restricted common stock	—	—	163,321	1	46	—	—	47
Stock-based compensation expense	—	—	—	—	4,032	—	—	4,032
Unrealized loss on investments	—	—	—	—	—	(763)	—	(763)
Net loss	—	—	—	—	—	—	(26,724)	(26,724)
Balances at June 30, 2020	212,642,857	$537,781	4,592,731	$5	$15,064	$631	$(241,092)	$(225,392)
Extinguishment upon modification of Series C preferred stock	—	177,789	—	—	(15,455)	—	(162,334)	(177,789)
Conversion of convertible preferred stock into common stock upon initial public offering	(212,642,857)	(715,570)	61,992,534	62	715,508	—	—	715,570
Issuance of common stock in public offering, net of discounts and issuance costs of $34,707	—	—	23,000,000	23	425,270	—	—	425,293
Issuance of common stock upon exercise of stock options	—	—	101,861	—	442	—	—	442
Vesting of restricted common stock	—	—	116,659	—	5	—	—	5
Stock-based compensation expense	—	—	—	—	11,929	—	—	11,929
Unrealized loss on investments	—	—	—	—	—	(455)	—	(455)
Net loss	—	—	—	—	—	—	(36,078)	(36,078)
Balances at September 30, 2020	—	$0	89,803,785	$90	$1,152,763	$176	$(439,504)	$713,525

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(296,416)	$(87,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	38,236	17,416
Depreciation expense	2,891	2,637
Net amortization of premiums and discounts on investments	1,371	(430)
Acquired in-process research and development	123,000	—
Loss on initial consolidation of variable interest entity	11,855	—
Change in fair value of contingent consideration liability	2,000	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(7,147)	(3,664)
Lease assets and liabilities, net	231	271
Accounts payable	(1,503)	(1,693)
Accrued expenses and other liabilities	13,082	5,934
Accounts receivable	74,276	—
Contract asset	3,403	—
Other assets	22	—
Net cash used in operating activities	(34,699)	(67,217)
Cash flows from investing activities:
Purchases of property and equipment	(2,591)	(1,867)
Purchases of investments	(653,633)	(140,097)
Proceeds from maturities of investments	494,673	300,056
Cash paid for acquisition of ZebiAI, net of cash acquired	(25,215)	—
Net cash (used in) provided by investing activities	(186,766)	158,092
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	4,078	1,160
Proceeds from issuance of common stock upon initial public offering	—	427,800
Offering costs paid	—	(2,507)
Net cash provided by financing activities	4,078	426,453
Net (decrease) increase in cash, cash equivalents and restricted cash	(217,387)	517,328
Cash, cash equivalents and restricted cash at beginning of period	448,524	42,832
Cash, cash equivalents and restricted cash at end of period	$231,137	$560,160
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$33	$—
Reclassification of restricted stock liability to additional paid-in capital	$3	$150
Assets obtained in asset acquisition	$662	$—
Liabilities assumed in asset acquisition	$2,330	$—
Extinguishment upon modification of series C preferred stock	$—	$(177,789)
Conversion of preferred stock into common stock upon initial public offering	$—	$715,508
Fair value of equity issued in connection with asset acquisition	$61,948	$—

Reconciliation of Cash, Cash Equivalents and Restricted Cash from Balance Sheets to Statement of Cash Flows

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$228,559	$559,282
Restricted cash	2,578	878
Total cash, cash equivalents and restricted cash as shown on condensed consolidated statements of cash flows	$231,137	$560,160

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the “Company”) was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage, precision medicines company transforming the drug discovery process by combining leading-edge computational and experimental technologies with the goal of bringing life-changing therapies to patients. The Company is among the first of a new breed of biotech created at the intersection of disparate disciplines. The Company’s Dynamo™ platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable or inadequately addressed. The Company’s initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications. The Company is advancing its pipeline of medicines to address targets in precision oncology, including its lead product candidates, RLY-4008, RLY-2608 and RLY-1971. The Company initiated a Phase 1 clinical trial for RLY-1971 in patients with advanced solid tumors in the first quarter of 2020 and a first-in-human clinical trial of RLY-4008 enriched for patients with advanced solid tumors having oncogenic FGFR2 alterations in the third quarter of 2020. In December 2020, the Company entered into the Collaboration and License Agreement (the “Genentech Agreement”) with Genentech, Inc. (“Genentech”), a member of the Roche Group, for the development and commercialization of RLY-1971, as further discussed in Note 6.

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

The Company has incurred net operating losses since inception and had an accumulated deficit of $700.6 million as of September 30, 2021. The Company expects that its existing cash, cash equivalents and investments as of September 30, 2021 will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2021, the condensed consolidated results of its operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The condensed consolidated financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are unaudited. The condensed consolidated results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development and manufacturing expenses, the valuation of equity instruments, the determination of the transaction price and standalone selling price of performance obligations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the incremental borrowing rate for determining the operating lease assets and liabilities, and the fair value of contingent consideration and the fair value of net assets acquired in the acquisition of ZebiAI. Estimates are periodically reviewed in light of changes in circumstances, facts and experience.

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

Collaboration Agreements

The Company enters into collaborative agreements with third parties to research, develop and commercialize drug candidates, pursuant to which the risks and rewards for such activities are shared between the parties. Such arrangements also provide for cost sharing between the parties during the research and development phase, as well as potential future profit share payments during the commercialization phase. In general, such contracts are evaluated under the provisions of FASB ASC 808, Collaborative Arrangements (“ASC 808”). The amounts receivable and payable for research and development activities are presented net within research and development expense on the condensed consolidated statement of operations, as such the net costs reflect the Company’s share of the ongoing research and development efforts. The amounts receivable and payable for commercialization activities are presented net as either collaboration revenue, separate from revenue from contracts with customers, or collaboration expense on the condensed consolidated statement of operations, as appropriate.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2021, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-16”). This standard amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and amends the related earnings per share (“EPS”) guidance. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The accounting guidance currently in effect for the Company is based on an incurred losses model. For available-for-sale debt securities with expected credit losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company will become a large accelerated filer for the fiscal year ending December 31, 2022 and, therefore, be required to adopt this standard on January 1, 2022. The Company is assessing the impact of ASU 2016-13 on the condensed consolidated financial statements and disclosures and does not expect it to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected to use the extended transition period related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different effective dates for public and nonpublic companies, the Company can adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. As noted above, the Company will become a large accelerated filer for the fiscal year ending December 31, 2021, and as such it will lose emerging growth status as of that date.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2021:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$216,195	$—	$—	$216,195
Investments:
US treasury bills	—	256,668	—	256,668
US agency securities	—	131,281	—	131,281
Total investments	—	387,949	—	387,949
Total assets	$216,195	$387,949	$—	$604,144
Liabilities
Contingent consideration	—	—	45,465	45,465
Total liabilities	$—	$—	$45,465	$45,465

	Fair Value Measurements as of December 31, 2020:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$447,146	$—	$—	$447,146
Investments:
US treasury bills	—	33,026	—	33,026
US agency securities	—	197,389	—	197,389
Total investments	—	230,415	—	230,415
Total	$447,146	$230,415	$—	$677,561

In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data.

Fair Value of Contingent Consideration

In April 2021, the Company acquired ZebiAI Therapeutics, Inc. (“ZebiAI”). The Company’s Level 3 contingent consideration liability is related to $85.0 million of platform and program-related milestones (“Contingent Milestone Payments”) potentially payable to ZebiAI’s former equity holders, measured at $43.5 million as of the acquisition date and $45.5 million as of September 30, 2021. The Company determines the fair value of the contingent payments based on the probability of achieving the milestones, the related timing and an appropriate discount rate. Significant judgment is used in determining the appropriateness of these assumptions. The contingent consideration liability for the Contingent Milestone Payments is measured at fair value at each reporting date pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) (Refer to Note 5). Due to the uncertainties associated with the development of platforms and drug candidates in the pharmaceutical industry and the effects of changes in other assumptions including probability of success, the Company expects its estimates regarding the fair value of Contingent Milestone Payments to continue to change in the future, resulting in adjustments to the fair value of the Company’s Contingent Milestone Payments, and the effect of any such adjustments could be material. The contingent consideration associated with the $100.0 million earnout payments (“Contingent Earnout Payments”) is a nonrecurring fair value measure, as further discussed in Note 5.

The following table reconciles the change in fair value of the contingent consideration liability based on level 3 inputs (in thousands):

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$—
Contingent consideration related to acquisition of ZebiAI	43,465
Increase in fair value of contingent payments	2,000
Balance at September 30, 2021	$45,465

The “Increase in fair value of contingent payments” in the table above was primarily attributable to the time value of money.

4. Investments

The fair value of available-for-sale investments by type of security was as follows:

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S treasury bills	$117,993	$13	$—	$118,006
U.S agency securities	29,497	1	—	29,498
Total investments with a maturity of one year or less	147,490	14	—	147,504

U.S treasury bills	138,675	—	(13)	138,662
U.S agency securities	101,774	9	—	101,783
Total investments with a maturity of one to two years	240,449	9	(13)	240,445
Total investments	$387,939	$23	$(13)	$387,949

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S treasury bills	$29,997	$21	$—	$30,018
U.S agency securities	20,996	5	—	21,001
Total investments with a maturity of one year or less	50,993	26	—	51,019

U.S treasury bills	3,008	—	—	3,008
U.S agency securities	176,350	38	—	176,388
Total investments with a maturity of one to two years	179,358	38	—	179,396
Total investments	$230,351	$64	$—	$230,415

5. Acquisition of ZebiAI

On April 22, 2021 (the “Acquisition Date”), the Company acquired ZebiAI, a privately held company focused on using machine learning combined with DNA encoded library data sets for drug discovery. Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), the Company was required to pay ZebiAI’s former stockholders, option holders and warrant holders (“the ZebiAI Holders”) upfront consideration of approximately $20.0 million in cash and issued 1,883,487 shares of the Company’s common stock at an aggregate fair value of $60.8 million. In addition, (i) the ZebiAI Holders will be eligible to receive up to an additional $85.0 million in milestone payments upon the achievement of certain platform or program-related milestones, payable in common stock (the “Contingent Milestone Payments”), and (ii) the Company will pay to the ZebiAI Holders 10% of the payments it receives within three years of the closing date of the Merger Agreement from partnering, collaboration or other agreements related to ZebiAI’s platform up to an aggregate maximum amount of $100.0 million, payable in cash (the “Contingent Earnout Payments”).

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

The Company also determined that the acquisition represented an initial consolidation of a variable interest entity that does not constitute a business in accordance with FASB Topic 810, Consolidation (“ASC 810”), primarily as a result of the fact that ZebiAI was deemed to be a variable interest entity as it did not have sufficient equity to finance its activities without additional subordinated financial support. Prior to the Acquisition Date, the source of funding for ZebiAl had primarily been preferred stock financings and convertible notes. The Company acquired all of the outstanding shares of ZebiAI, and therefore is the sole equity holder. The Company will absorb the losses of ZebiAi, has the rights to the benefits derived from the ZebiAi platform and the power to direct all activities, and therefore is the primary beneficiary. As a result, the net assets acquired and liabilities assumed in connection with the ZebiAI acquisition were recorded at their estimated fair values as of the Acquisition Date. Total consideration transferred of $135.5 million included the cash and shares issued to ZebiAI Holders, the fair value of the Contingent Milestone Payments and the Contingent Earnout Payments and an insignificant amount attributed to the replacement of stock options to ZebiAI Holders. The Contingent Milestone Payments were determined to be liabilities pursuant to ASC 480 and therefore were included in consideration transferred. The Contingent Earnout Payments were required to be included in total consideration transferred as a result of ASC 810. The difference between total consideration transferred and the fair value of net assets acquired and liabilities assumed of $11.9 million was recorded as loss on initial consolidation of a variable interest entity pursuant to ASC 810.

The following table summarizes the net assets acquired based on their estimated fair values as of the Acquisition Date (in thousands):

Acquired IPR&D asset	$123,000
Loss on initial consolidation of VIE	11,855
Assets obtained in asset acquisition	662
Liabilities assumed in asset acquisition	(2,330)
Intangible asset	2,300
Net acquired assets	$135,487

In the estimation of fair value of the acquired assets and liabilities assumed, the Company used the carrying value of the net working capital balances as the most reliable indicator of fair value based on the associated short-term nature of the balances. The remaining fair value was attributable to the acquired IPR&D and an intangible asset. The fair value attributable to the IPR&D asset was determined using an Avoided Cost Method that includes all costs to develop the IPR&D asset, including appropriate mark-ups on the cost estimate and an expected return related to developing the IPR&D asset over a period of time. The fair value of the IPR&D asset was expensed in the Company’s consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021 as the acquired IPR&D had no alternative future use, as determined by the Company in accordance with U.S. GAAP, including ASC 730. The intangible asset represents the assembled workforce, for which the Company concluded there were no indicators of impairment through September 30, 2021. The Company recognized stock-based compensation expense associated with the accelerated vesting for certain stock options in connection with the acquisition of ZebiAI in the amount of $4.6 million in the statement of operations for the nine months ended September 30, 2021. In connection with the acquisition, the Company recognized acquisition-related costs of $0.9 million within general and administrative expenses in the statement of operations for the nine months ended September 30, 2021.

The Company recorded a contingent consideration liability at the Acquisition Date based upon the fair value of the Contingent Milestone Payments and the Contingent Earnout Payments of $48.5 million. The Company is required to re-assess the fair value of the Contingent Milestone Payments at each reporting period pursuant to ASC 480 (refer to Note 3). The Contingent Milestone Payments are payable in common shares based on a fixed amount assigned to each milestone and the weighted average share price of the Company’s stock for the 5-day period prior to the milestone achievement. Accordingly, the number of shares to be issued upon a milestone achievement vary dependent on the Company’s stock price. The settlement amounts of Contingent Milestone Payments are predominantly fixed. If the milestones were achieved in full on September 30, 2021, the number of shares to be issued would be 2,414,498 based on a weighted average per share price of $35.20 for the 5-day period prior to September 30, 2021. The Contingent Earnout Payments were not accounted for as derivatives under FASB ASC Topic 815, Derivatives and Hedging, and therefore are not re-assessed at fair value at each reporting period. The Contingent Earnout Payments will be adjusted when the contingency is resolved and the consideration is paid or becomes payable.

6. Collaboration and License Arrangements

Discovery Collaboration Agreement with EQRx, Inc.

In August 2021, the Company and EQRx, Inc. (“EQRx”), a related party, entered into the Discovery Collaboration Agreement (“Collaboration Agreement”) to discover, develop, and commercialize novel medicines against validated oncology targets. Under the terms of the Collaboration Agreement, the Company is responsible for the discovery phase through to filing of the application for an Investigational New Drug (“IND”), while EQRx is responsible for clinical development, regulatory and commercialization of the product candidates under the collaboration. Subject to certain opt-out rights, the Company and EQRx share equally in the discovery, development and commercialization costs, as well as the net profits and losses from sales of any collaboration medicines, if approved. The Company retains the right to develop any collaboration medicines in combination with its wholly-owned pipeline.

The Company accounts for the Collaboration Agreement pursuant to its accounting policy on collaboration arrangements, as disclosed in Note 2. During the three months ended September 30, 2021, expenses related to the Collaboration Agreement were immaterial.

Collaboration and License Agreement with Genentech, Inc.

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

Under the Genentech Agreement, the Company received a non-refundable upfront payment of $75.0 million, which was due upon completion of certain technology transfer activities and was reflected as accounts receivable on the consolidated balance sheet at December 31, 2020. The Company collected this amount in full in January 2021. In April 2021, the Company completed the transfer of the IND application for RLY-1971 to Genentech upon which the Company received payment for the associated non-refundable milestone payment of $5.0 million in May 2021. The Company is eligible to receive up to $20.0 million in additional near-term milestone payments. The Company is also eligible to receive up to an aggregate of an additional $695.0 million upon the achievement of specified development, commercialization and sales-based milestones for RLY-1971 worldwide as well as tiered royalties ranging from low-to-mid teens on annual worldwide net sales of RLY-1971, on a country-by-country basis, subject to reduction in certain circumstances.

The Company has the option, exercisable one time at the Company’s sole discretion, to (a) fund half of the development costs of RLY-1971 in the United States, (b) share half of the net profits or net loss of commercializing RLY-1971 in the U.S. (the “Profit/Cost Share”) and (c) be eligible to receive up to an aggregate of an additional $410.0 million upon the achievement of specified commercialization and sales-based milestones for RLY-1971 outside of the United States and tiered royalties ranging from low-to-mid teens on annual net sales of RLY-1971 outside of the United States, on a country-by-country basis, subject to reduction in certain circumstances. The Company may elect to opt-out of further participation in the Profit/Cost Share at any time prior to the third anniversary of the first commercial sale of RLY-1971 in the U.S, in which case the financial terms would revert to the terms applicable as if the Company had not opted into the Profit/Cost Share as of the effective opt-out date.

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

Determination of Transaction Price

The Company determined the transaction price for the Genentech Agreement to be $86.3 million, which includes both fixed and variable consideration amounts. The total transaction price of $86.3 million is comprised of (i) the $75.0 million fixed, non-refundable upfront payment, (ii) a $5.0 million non-refundable milestone payment due upon the transfer of the IND application to Genentech, which was received by the Company in May 2021, (iii) a $5.0 million non-refundable milestone payment due upon completion of the Phase 1a Trial for RLY-1971 and (iv) $1.3 million of estimated variable consideration related to reimbursements due from Genentech for research and development services. No additional development milestone payments and no regulatory milestone payments are included in the transaction price as all such payments are fully constrained. As part of management’s evaluation of the constraint, the Company considered numerous factors, including the consideration that achievement of the milestones is outside of the Company’s control, contingent upon Genentech’s efforts and the receipt of regulatory approval and subject to scientific risks of success.

Allocation of Transaction Price to Performance Obligations

The Company allocated the transaction price of $86.3 million based on the stand-alone selling prices (“SSP”) of each of the performance obligations as follows:

•	$82.9 million for the transfer of the license
•	$3.0 million for research and development services; and
•	$0.4 million for the transfer of API.

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

•

The Company is satisfying the research and development performance obligation for RLY-1971 as the research and development services are performed. The research and development services performance obligation consists of the Company completing the Phase 1a clinical trial initiated in the first quarter of 2020. The Company recognizes revenue related to the research and development services over time using a cost-based input method by calculating actual costs incurred to date at each period end relative to total estimated costs expected to be incurred to fulfill the performance obligation. Revenue recognized during the three and nine months ended September 30, 2021 related to the R&D services amounts to $0.4 million and $1.4 million, respectively.

•

The Company recognized the full amount of revenue allocated to the transfer of API in the first quarter of 2021 upon transfer to Genentech in the amount of $0.4 million. There was no revenue recognized related to this performance obligation during the year ended December 31, 2020.

During the three and nine months ended September 30, 2021 the Company recognized an aggregate of $0.4 million and $2.1 million of revenue from the Genentech Agreement, respectively. At September 30, 2021, the Company recorded a contract asset in the amount of $4.3 million, which is classified as a current asset, on the condensed consolidated balance sheet. The contract asset relates to the amount of revenue recognized for which the right to payment is contingent upon conditions other than the passage of time, such as the completion of future milestone activities.

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

At-the-Market Offering

In August 2021, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Cowen, as the Company’s sales agent. The Company agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of common stock sold under the Sales Agreement through September 30, 2021.

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

Subsequent to July 20, 2020, no further awards will be made under the 2016 Stock Plan and all future equity-based awards are granted under the 2020 Stock Plan. To the extent outstanding options granted under the 2016 Plan are cancelled, forfeited or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the 2016 Plan, the number of shares underlying such awards will be available for future grant under the 2020 Stock Plan. All of the Company’s employees, officers, directors and consultants are eligible to be granted options, restricted stock units and other stock-based awards under the terms of the 2020 Stock Plan. There were 9,770,520 share-based awards available for grant at September 30, 2021.

In July 2020, the Company adopted an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable six-month offering period, whichever is lower. Purchase dates under the ESPP occur on or about June 30 and December 31 each year, with the initial such purchase date under the ESPP set at December 31, 2021. In connection therewith, the Company’s shareholders authorized 1,092,532 shares for issuance pursuant to the ESPP, which is subject to annual increases to be added on the first day of each fiscal year, commencing on January 1, 2021, equal to the lesser of 2,185,064 shares of the Company’s common stock, 1% of the number of outstanding shares on the immediately preceding December 31, or an amount determined by the Board.

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	$6,124	$5,367	$20,420	$8,205
General and administrative expenses	6,294	6,562	$17,816	9,211
	$12,418	$11,929	$38,236	$17,416

9. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(60,833)	$(36,078)	$(296,416)	$(87,688)
Deemed dividend resulting from extinguishment upon modification of series C preferred stock	$—	$(177,789)	$—	$(177,789)
Net loss attributable to common shareholders	$(60,833)	$(213,867)	$(296,416)	$(265,477)
Net loss per share, basic and diluted	$(0.66)	$(3.00)	$(3.20)	$(9.92)
Weighted average shares of common stock, basic and diluted	92,692,515	71,248,846	92,599,781	26,766,687

The Company’s potentially dilutive securities, which include options to purchase common stock, restricted stock units and unvested restricted stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	8,936,107	7,461,779	8,936,107	7,461,779
Restricted stock units	608,336	—	608,336	—
Unvested restricted stock	—	173,818	—	173,818
	9,544,443	7,635,597	9,544,443	7,635,597

10. Commitments and Contingencies

Intellectual Property License

The Company has a Collaboration and License Agreement with D. E. Shaw Research, LLC (“D. E. Shaw Research”) which held 9,999,999 shares of Series A preferred stock and 1,557,875 shares of Series C preferred stock at December 31, 2019. Upon the IPO these shares were converted into 3,281,253 shares of common stock, which are outstanding at September 30, 2021. The agreement provides that the parties will jointly conduct research efforts with the goal of identifying and developing product candidates. The original term of the agreement was three years and required the Company to pay an annual fee of $1.0 million. On June 15, 2020, the Company and D. E. Shaw Research agreed to amend the Collaboration and License Agreement (the “Amended and Restated Collaboration and License Agreement”). The Amended and Restated Collaboration and License Agreement extended the term of the agreement to August 16, 2025 and increased the annual fee from $1.0 million to $7.9 million. The Amended and Restated Collaboration and License Agreement automatically renews for successive one year periods unless either party provides at least one year notice of non-renewal, and the annual fee during each of the one year renewal terms is subject to the mutual agreement of the Company and D. E. Shaw Research. On May 12, 2021, the Company and D. E. Shaw Research amended the Amended and Restated Collaboration and License Agreement to increase the annual fee from $7.9 million to $9.9 million, commencing on August 16, 2021.

The Company is obligated to pay potential development milestone payments under the terms of the agreement up to $7.3 million per target, plus sales milestones and royalties, upon the achievement of certain specified contingent events. Such payments for achievement of development and regulatory milestones total up to $7.3 million in the aggregate for each of the first three products the Company develops, and up to $6.3 million in the aggregate for each product the Company develops after the first three. The Company assessed the milestone and royalty events at September 30, 2021 and concluded no such payments were due.

The Company recorded research and development expense of $2.3 million and $1.9 million under this agreement for the three months ended September 30, 2021 and 2020, respectively, and $6.2 and $3.1 million for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 and December 31, 2020, the Company had accrued expense balances to D. E. Shaw Research of approximately $0 and $1.5 million, respectively, on its condensed consolidated balance sheets. The Company had a prepaid balance of $6.7 million and $0 for D. E. Shaw Research as of September 30, 2021 and December 31, 2020.

Other Significant Arrangements

The Company has certain other research and license arrangements with third parties, which provide the Company with research services with the goal of identifying and developing product candidates. The Company is obligated to pay development milestone payments for up to four targets, each in the range of $4.0 to $7.0 million, upon the achievement of certain specified contingent events. The Company assessed the milestones at September 30, 2021 and December 31, 2020, respectively, and concluded no such milestone payments were due. The Company incurred approximately $1.5 million and $0.2 million of research and development expense under these agreements for the three months ended September 30, 2021 and 2020, respectively, and $2.2 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively.

On May 26, 2021, the Company entered into a Lease (the “Lease”) with BMR-Hampshire, LLC, a Delaware limited liability company (the “Landlord”), for laboratory and office space located at 60 Hampshire Street, Cambridge, Massachusetts (the “Premises”). Under the terms of the Lease, the Company will lease approximately 41,474 square feet as the sole tenant at the Premises, which will supplement the Company’s current leased premises at 399 Binney Street, Cambridge, Massachusetts. The Landlord will contribute an aggregate of $6.2 million toward the cost of construction and tenant improvements for the Premises. In total, fixed lease payments, which include base rent, landlord fees, and parking, are $55.7 million over the lease term. The Company’s obligation to pay rent under the Lease will start on a date set forth in an estimated construction schedule pursuant to the Lease or the date on which the Landlord tenders possession of the Premises to the Company with the tenant improvements substantially completed, whichever occurs later (the “Rent Commencement Date”). The term of the Lease is ten years following the Rent Commencement Date, which is currently expected in 2022. The Company did not control the space or any of the assets being constructed therein as of September 30, 2021 and further concluded the improvements being constructed therein are the landlord’s assets with alternative use to future tenants. As such, no right of use asset or lease liability was recorded on the condensed consolidated balance sheet at September 30, 2021, since lease commencement, for accounting purposes, had not been triggered. The Company provided a letter of credit in connection with the Lease in the amount of $1.7 million with a financial institution, which expires August 31, 2033.

The Company continues to lease approximately 46,631 square feet of laboratory and office space at 399 Binney Street, Cambridge, Massachusetts that currently serves as the Company’s corporate headquarters under a facility lease agreement which has a term through April 2029, subject to certain renewal options.

11. Subsequent Events

In preparing the consolidated interim financial statements as of September 30, 2021 and for the three and nine month periods then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements, except the following.

In October 2021, the Company completed a public offering of 15,188,679 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 1,981,132 shares, at an offering price of $26.50 per share. The Company received estimated net proceeds of $381.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

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

Overview

We are a clinical-stage precision medicines company transforming the drug discovery process by combining leading-edge computational and experimental technologies with the goal of bringing life-changing therapies to patients. We are among the first of a new breed of biotech created at the intersection of disparate disciplines. Our Dynamo™ platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable, or inadequately addressed. Our initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications.

We are advancing a pipeline of medicines to address targets in precision oncology, including our lead product candidates, RLY-4008, RLY-2608 and RLY-1971.

•

RLY-4008. In the third quarter of 2020, we initiated a first-in-human clinical trial for RLY-4008, our inhibitor of fibroblast growth factor receptor 2, or FGFR2, focusing on patients with advanced solid tumors having oncogenic FGFR2 alterations. In October 2021, we announced interim clinical data from this trial. We believe the interim clinical data as of the data cut-off date of September 9, 2021, or the Interim Data Cut-off Date, suggest robust inhibition of FGFR2 in the first 49 subjects that was not shown to be limited by off-target toxicities, including hyperphosphatemia and diarrhea. The initial toxicity data suggest that certain dose levels of RLY-4008 administered can achieve >85% continuous inhibition of FGFR2. At those levels, acute toxicities that would limit dose intensity have generally not been observed as of the Interim Data Cut-off Date. Approximately 80% of all patients treated achieved reductions in tumor size as of the Interim Data Cut-off Date, which was observed across dose levels, tumor types and FGFR2 alterations and line of treatment.

•

RLY-2608. In 2021, we initiated Investigational New Drug, or IND, enabling studies for RLY-2608, our inhibitor of cancer-associated mutant variants H1047X, E542X and E545X of phosphoinostide 3-kinase alpha, or PI3Kα. RLY-2608 is the lead program of multiple preclinical efforts to discover and develop mutant selective inhibitors of PI3Kα. In October 2021, we also announced preclinical data for RLY-2608, which showed that in preclinical models, RLY-2608 preferentially binds mutant PI3Kα at a novel allosteric site discovered by our Dynamo platform. In biochemical and cellular assays, RLY-2608 inhibited the three major classes of PI3Kα oncogenic mutations (H1047X, E542X and E545X) while sparing wild-type PI3Kα.

•

RLY-1971. We initiated a Phase 1 clinical trial for RLY-1971, our inhibitor of Src homology region 2 domain-containing phosphatase-2, or SHP2, in patients with advanced solid tumors in the first quarter of 2020. In December 2020, we entered into a global collaboration and license agreement, or the Genentech Agreement, with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of RLY-1971. In July 2021, Genentech initiated the cohort of RLY-1971 in combination with GDC-6036, its KRASG12C inhibitor, in a phase 1b trial.

While our initial focus is on precision oncology, we believe our Dynamo platform may also be broadly applied to other areas of precision medicine, such as genetic disease indications. In addition to the three product candidates described above, we have five discovery stage programs across both precision oncology and genetic disease. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of our therapies.

We were incorporated in May 2015. We have devoted substantially all of our resources to developing our lead product candidates, developing our innovative computational and experimental approaches on protein motion, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of preferred stock, convertible debt and proceeds from public offerings of our common stock. Additionally, in 2021, we received an aggregate of $80.0 million in connection with the Genentech Agreement.

In October 2021, we completed a public offering, or the October 2021 Offering, of 15,188,679 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 1,981,132 shares, at an offering price of $26.50 per share, for estimated net proceeds of $381.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses. In July 2020, we closed our initial public offering, or IPO, and issued 23,000,000 shares of our common stock at a price of $20.00 per share for net proceeds of $425.3 million, after deducting underwriting discounts and commissions and offering expenses. Prior to our IPO, we had received gross proceeds of approximately $520.0 million from sales of our preferred stock and our issuance of convertible debt.

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

On April 15, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, and on April 22, 2021, we acquired ZebiAI Therapeutics, Inc., or ZebiAI. Pursuant to the Merger Agreement, we were required to pay ZebiAI’s former stockholders, option holders and warrant holders, or the ZebiAI Holders, upfront consideration in an aggregate amount of approximately $85.0 million, excluding customary purchase price adjustments, composed of approximately $20.0 million payable in cash and approximately $65.0 million payable in shares of our common stock. In addition, (i) the ZebiAI Holders will be eligible to receive up to an additional $85.0 million in milestone payments upon the achievement of certain platform or program-related milestones, payable in our common stock and (ii) we will pay to the ZebiAI Holders 10% of the payments we receive within three years of the closing date of the Merger Agreement from partnering, collaboration or other agreements related to ZebiAI’s platform up to an aggregate maximum amount of $100.0 million, payable in cash.

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

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $296.4 million and $87.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $700.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate increasing operating losses for at least the next several years.

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

We believe our cash, cash equivalents and investments of $616.5 million as of September 30, 2021, together with the net proceeds of $381.9 million from the October 2021 Offering, will enable us to fund our operating expenses and capital expenditure requirements into at least 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Components of our Results of Operations

Revenue

Our revenue consists primarily of amounts related to the Genentech Agreement. We recognize our revenue as the performance obligations are satisfied under the agreement.

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

We began tracking external development costs by program on January 1, 2020 for programs that have entered clinical trials. We do not allocate internal costs, facilities costs or other overhead costs to specific programs. The following summarizes our costs based on their status in development:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in thousands)
External costs for programs in clinical trials	$3,555	$10,522
External costs for all programs in discovery and pre-clinical studies	17,962	47,792
External costs for platform research and other research and development activities	4,498	11,651
Employee related expenses	18,959	50,778
Total research and development expenses	$44,974	$120,743

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change
	2021	2020
	(in thousands)
Revenue	$666	$—	$666
Operating expenses:
Research and development	$44,974	$24,376	$20,598
Change in fair value of contingent consideration liability	2,000	—	2,000
General and administrative	14,682	12,231	2,451
Total operating expenses	61,656	36,607	25,049
Loss from operations	(60,990)	(36,607)	(24,383)
Other income, net	157	529	(372)
Net loss	$(60,833)	$(36,078)	$(24,755)

Revenue

We recognized revenue of approximately $0.7 million for the three months ended September 30, 2021 primarily related to the Genentech Agreement and our progress on the related R&D services performance obligation. We did not recognize any revenue for the three months ended September 30, 2020.

Research and Development Expenses

	Three Months Ended September 30,		Change
	2021	2020
	(in thousands)
Employee related expenses	$18,959	$10,887	$8,072
Outside and consulting services	16,510	7,642	8,868
Clinical trial expenses	3,555	2,101	1,454
Depreciation	807	750	57
Laboratory supplies and other costs	2,915	1,606	1,309
Facilities and other allocated expenses	2,228	1,390	838
Total research and development expenses	$44,974	$24,376	$20,598

Research and development expenses were $45.0 million for the three months ended September 30, 2021, compared to $24.4 million for the three months ended September 30, 2020. The increase of $20.6 million was primarily due to $8.9 million of additional outside and consulting services related to our pre-clinical candidates, $8.1 million of additional employee related costs due to increased headcount, including an increase in stock-based compensation of $0.8 million, $1.5 million for additional clinical trial expenses associated with RLY-1971 and RLY-4008, which both commenced in 2020, $1.3 million of additional laboratory and other expenses and an additional $0.8 million of facilities and other allocated expenses.

Change in Fair Value of Contingent Consideration Liability

The fair value of our contingent consideration liability for milestones under the Merger Agreement with ZebiAI increased $2.0 million from $43.5 million at the acquisition date in April 2021 to September 30, 2021. The increase was attributable to the time value of money. There were no similar amounts in the prior period. In future periods, we expect the fair value of contingent consideration to increase or decrease based on, among other things, our estimates of the probability of achieving and the timing of the contingent milestone payments, as well as changes in market interest rates and the time value of money.

General and Administrative Expenses

General and administrative expenses were $14.7 million for the three months ended September 30, 2021, compared to $12.2 million for the three months ended September 30, 2020. The increase of $2.5 million was primarily due to $1.3 million of increased personnel costs and $0.7 million of other general and administrative expenses primarily attributed to an increase in consulting and professional fees.

Other Income, Net

Other income, net, was $0.2 million for the three months ended September 30, 2021, compared to $0.5 million for the three months ended September 30, 2020. The decrease was primarily as a result of lower interest rates.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021:

	Nine Months Ended September 30,		Change
	2021	2020
	(in thousands)
Revenue	$2,462	$—	$2,462
Operating expenses:
Research and development	$120,743	$67,739	$53,004
In-process research and development	123,000	—	123,000
Loss on initial consolidation of variable interest entity	11,855	—	11,855
Change in fair value of contingent consideration liability	2,000	—	2,000
General and administrative	41,839	23,045	18,794
Total operating expenses	299,437	90,784	208,653
Loss from operations	(296,975)	(90,784)	(206,191)
Other income, net	559	3,096	(2,537)
Net loss	$(296,416)	$(87,688)	$(208,728)

Revenue

We recognized revenue of approximately $2.5 million for the nine months ended September 30, 2021 primarily related to the Genentech Agreement including our progress on the R&D services performance obligation and our completion of the transfer of API to Genentech. We did not recognize any revenue for the nine months ended September 30, 2020.

Research and Development Expenses

	Nine Months Ended September 30,		Change
	2021	2020
	(in thousands)
Employee related expenses	$50,778	$24,957	$25,821
Outside and consulting services	43,811	26,372	17,439
Clinical trial expenses	10,522	4,853	5,669
Depreciation	2,292	2,181	111
Laboratory supplies and other costs	7,578	5,138	2,440
Facilities and other allocated expenses	5,762	4,238	1,524
Total research and development expenses	$120,743	$67,739	$53,004

Research and development expenses were $120.7 million for the nine months ended September 30, 2021, compared to $67.7 million for the nine months ended September 30, 2020. The increase of $53.0 million was primarily due to $25.8 million of additional employee related costs due to increased headcount, including an increase in stock-based compensation of $12.2 million, $17.4 million of additional outside and consulting services related to our pre-clinical candidates, $5.7 million for additional clinical trial expenses associated with RLY-1971 and RLY-4008, which both commenced in 2020, and $4.1 million of other research and development expenses, including lab, facilities and depreciation expenses.

In-process Research and Development Expenses

In-process research and development expenses of $123.0 million were recognized for the nine months ended September 30, 2021 in connection with the in-process research and development asset acquired in connection with the asset acquisition of ZebiAI in the second quarter of 2021. No such expenses were incurred during the nine months ended September 30, 2020.

Loss on Initial Consolidation of Variable Interest Entity

Loss on initial consolidation of variable interest entity of $11.9 million was recognized for the nine months ended September 30, 2021 in connection with the acquisition of ZebiAI in the second quarter of 2021. No such expenses were incurred during the nine months ended September 30, 2020.

Change in Fair Value of Contingent Consideration Liability

The fair value of our contingent consideration liability for milestones under the Merger Agreement with ZebiAI increased $2.0 million from $43.5 million at the acquisition date in April 2021 to September 30, 2021. The increase was attributable to the time value of money. There were no similar amounts in the prior period. In future periods, we expect the fair value of contingent consideration to increase or decrease based on, among other things, our estimates of the probability of achieving and the timing of the contingent milestone payments, as well as changes in market interest rates and the time value of money.

General and Administrative Expenses

General and administrative expenses were $41.8 million for the nine months ended September 30, 2021, compared to $23.0 million for the nine months ended September 30, 2020. The increase of $18.8 million was primarily due to $13.3 million of increased personnel costs, including increased stock-based compensation of $8.6 million, to support our infrastructure and $5.5 million of other general and administrative expenses primarily attributed to an increase in insurance expense.

Other Income, Net

Other income, net, was $0.6 million for the nine months ended September 30, 2021, compared to $3.1 million for the nine months ended September 30, 2020. The decrease was primarily as a result of lower interest rates.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have principally financed our operations through private placements of preferred stock, convertible debt and proceeds from public offerings of our common stock. In July 2020, we closed our IPO and issued 23,000,000 shares of common stock for net proceeds of $425.3 million. Prior to our IPO, we received gross proceeds of $520.0 million from sales of our preferred stock and our issuance of convertible debt. We received an upfront payment of $75.0 million from Genentech pursuant to the Genentech Agreement in January 2021 and a $5.0 million milestone payment in May 2021. As of September 30, 2021, we had cash, cash equivalents and investments of $616.5 million.

In August 2021, we filed a universal shelf registration statement on Form S-3ASR with the SEC, or the 2021 Shelf, to register for sale an amount of our common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective upon filing with the SEC (File No. 333-258768).

In August 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of our common stock sold under the Sales Agreement as of September 30, 2021.

In October 2021, we completed the October 2021 Offering of 15,188,679 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 1,981,132 shares, at an offering price of $26.50 per share. We received estimated net proceeds of $381.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(34,699)	$(67,217)
Cash (used in) provided by investing activities	(186,766)	158,092
Cash provided by financing activities	4,078	426,453
Net (decrease) increase in cash, cash equivalents and restricted cash	$(217,387)	$517,328

Operating Activities.

During the nine months ended September 30, 2021, we used $34.7 million of cash on operating activities, resulting from our net loss of $296.4 million, partially offset by non-cash charges of $179.4 million and cash provided by changes in our operating assets and liabilities of $82.4 million. Net cash provided by changes in our operating assets and liabilities of $82.4 million during this period consisted primarily of a decrease of $74.3 million in accounts receivable attributable to the collection of the up-front payment due from Genentech, an increase of $13.1 million in accrued expenses as a result of an increase in operating expenses, an increase of $7.1 million in prepaid expenses and other assets and a decrease of $3.4 million in contract asset, offset in part by a decrease of $1.5 million in accounts payable.

For the nine months ended September 30, 2020, we used $67.2 million of cash on operating activities, resulting from our net loss of $87.7 million, partially offset by non-cash charges of $19.6 million and cash provided by changes in our operating assets and liabilities of $0.9 million. Net cash provided by changes in our operating assets and liabilities of $0.9 million during this period consisted primarily of changes in prepaid expenses and other assets, accounts payable and accrued expenses as a result of an increase in operating expenses and the timing of payments related to our research arrangements and insurance.

Investing Activities.

During the nine months ended September 30, 2021, investing activities used $186.8 million of cash, consisting of $159.0 million of net purchases of investments, $25.2 million related to cash paid for the acquisition of ZebiAI and $2.6 million for the acquisition of property and equipment.

During the nine months ended September 30, 2020, investing activities provided $158.1 million, consisting of $160.0 million of net investment maturities, partially offset by $1.9 million for the acquisition of property and equipment.

Financing Activities.

During the nine months ended September 30, 2021, net cash provided by financing activities was $4.1 million, consisting of net proceeds from the exercise of stock options.

During the nine months ended September 30, 2020, net cash provided by financing activities was $426.5 million, consisting primarily of net proceeds from the issuance of common stock upon completion of our IPO.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to the potential clinical development activities of RLY-4008 and RLY-2608 and the ongoing pre-clinical development activities of our PI3Kα mutant selective inhibitor programs. In addition, we are now incurring additional costs associated with operating as a public company. We expect that our expenses will increase substantially as discussed in more detail in “—Overview” above.

We believe our cash, cash equivalents and investments of $616.5 million as of September 30, 2021, together with the net proceeds of $381.9 million from the October 2021 Offering, will enable us to fund our operating expenses and capital expenditure requirements into at least 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the development of RLY-4008, our PI3Kα mutant selective inhibitor programs, including RLY-2608, and other product candidates and programs and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers or other vendors resulting from the COVID-19 pandemic or similar public health crisis;

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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments during the nine months ended September 30, 2021, except for the lease commitment at 60 Hampshire Street, Cambridge, MA disclosed in Note 10, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For more information on our contractual obligations and commitments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 10, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 25, 2021, the notes to our audited financial statements appearing in our Annual Report on Form 10-K and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through September 30, 2021 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, except as discussed below.

Acquisition Accounting

We are required to make significant judgments and estimates to determine whether an acquisition constitutes an acquisition of a business or assets. For asset acquisitions, this includes whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. We are also required to make several significant judgments and estimates in order to determine the total consideration transferred for the asset acquisition and then allocate it to the assets that we have acquired and the liabilities that we have assumed on our consolidated balance sheet. The most significant judgments and estimates typically relate to the fair value of the in-process research and development, or IPR&D, and the fair value of certain contingent payments related to the acquisition. We are also required to reassess the fair value of the Contingent Milestone Payments on a quarterly basis, which requires similar judgments and estimates. Changes in the fair value of certain contingent payments can result from changes to one or multiple inputs, including adjustments to the probability of achievement and timing of the contingent payments, and changes to the applicable discount rates. Significant judgment is used in determining these assumptions during each reporting period. Reasonable changes in these assumptions can cause material changes to the fair value of our contingent consideration liability.

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

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of September 30, 2021, our cash equivalents consisted of money market funds. As of September 30, 2021, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2021, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of September 30, 2021, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the nine months ended September 30, 2021. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Senior Vice President, Finance, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Senior Vice President, Finance have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2021, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. We believe the risks described below include risks that are material to us as well as other risks that may adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially harm our business, financial condition, results of operations and growth prospects and could result in a complete loss of your investment.

Risks Related to Our Product Candidates

Risks Related to Clinical Development

We have never successfully completed any clinical trials, and we may be unable to do so for any product candidates we develop.

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have two product candidates, RLY-1971 and RLY-4008, in first-in-human clinical development. For RLY-2608, we initiated IND-enabling studies in 2021 and plan to initiate a first-in-human clinical study in the first half of 2022. We may not be able to file such IND or INDs for any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays with IND-enabling studies. Moreover, we cannot be sure that once we have submitted an IND, the FDA will allow clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. The FDA may impose a clinical hold before or after a trial begins for a number of reasons outlined in FDA regulations, including if the FDA believes the study drug raises a significant risk of illness or injury. If the FDA imposes a clinical hold, trials may not commence or recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, the submission of an IND does not mean the FDA will allow clinical trials to begin and, if and when clinical trials do commence under an active IND, issues may arise that require suspension or termination of such trials. Further, commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. Regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for each product candidate and, consequently, the ultimate approval and commercial marketing of each product candidate. Our RLY-1971 and RLY-4008 first-in-human clinical trials are ongoing, but we do not know whether any of our future clinical trials, including the planned first-in-human clinical trial for RLY-2608, will begin on time or ever be completed on schedule, if at all.

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

Positive data from preclinical or early clinical studies of our product candidates are not necessarily predictive of the results of later clinical studies and any future clinical trials of our product candidates. If we cannot replicate the positive data from our preclinical or early clinical studies of our product candidates in our future clinical trials, we will be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Any positive data from our preclinical or early clinical studies of our product candidates may not necessarily be predictive of the results of later clinical studies and any future clinical trials of our product candidates. Similarly, even if we are able to complete our planned preclinical and clinical studies or any future clinical trials of our product candidates according to our current development timeline, the positive data from such preclinical or early clinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

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

Our current or future clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies or early clinical data and may result in a safety profile that would inhibit regulatory approval or market acceptance of any of our product candidates.

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

Risks Related to Obtaining Regulatory Approvals

If we are not able to obtain, or if delays occur in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

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

We have and may enter into other collaborations with third parties for the research, development, manufacture and commercialization of one or more of our programs or product candidates. If these collaborations are not successful, our business could be adversely affected.

We may enter into collaborations with third parties for one or more of our programs or product candidates. For example, in December 2020, we entered into the Genentech Agreement, a global collaboration and license agreement with Genentech to develop and commercialize RLY-1971, and in August 2021, we entered into a discovery collaboration agreement with EQRx to discover, develop and commercialize novel medicines against mutually agreed upon targets. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that any future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them.

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $296.4 million and $87.7 million for the nine months ended September 30, 2021 and 2020, respectively. We had an accumulated deficit of $700.6 million as of September 30, 2021. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our drug discovery platform and initial product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect your rights as a common stockholder. We may offer and sell up to an aggregate amount of $300.0 million of our common stock from time to time in “at-the-market” offerings pursuant to the Sales Agreement, subject to the limitations thereof. As of September 30, 2021, no shares of common stock have been sold under the Sales Agreement. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We are continuing to monitor the spread of the virus as well as vaccination rates among our employees and within our community. We have adopted certain temporary precautionary measures intended to help minimize the risk of the virus to our employees, including requiring regular COVID-19 testing. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the SEC or FDA.

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

Risks Related to Our Intellectual Property

Risks Related to Protecting Our Intellectual Property

If we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products will be impaired.

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

Our failure to secure trademark registrations could adversely affect our business and our ability to market our products and product candidates.

Our trademark applications in the United States and any other jurisdictions where we may file may not be allowed for registration, and our registered trademarks may not be maintained or enforced. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in corresponding foreign agencies, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our applications and/or registrations, and our applications and/or registrations may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our business and our ability to market our products and product candidates.

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

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval and applicable product tracking and tracing requirements. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, and such activity regarding individuals in the United Kingdom is subject to analogous UK law. The GDPR and the analogous UK law are wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. Compliance with the GDPR and analogous UK law will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our activities in Europe and the UK.

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

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties;
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

We may seek accelerated approval of our FGFR2 program or our PI3K program and for future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval, unless otherwise approved by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

On December 20, 2019, the Further Consolidated Appropriations Act (H.R. 1865) was signed into law, which repealed the so called “Cadillac” tax on certain high cost employer sponsored insurance plans, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future. The Bipartisan Budget Act of 2018, also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken; however, pursuant to the CARES Act and subsequent legislation, these reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its product candidates available to eligible patients as a result of the Right to Try Act. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. It is unclear whether the current administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health and Human Services, or HHS, to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita.  However, on August 6, 2021, CMS announced a proposed rule to rescind the MFN rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2023. Further, implementation of these changes and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On July 2, 2021, the Supreme Court granted the petition. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. Separately, in response to the COVID-19 pandemic since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021, announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of September 30, 2021, we had 232 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Given our limited operating history, we are still in the process of implementing our internal security measures. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses, ransomware attacks, and other unauthorized access. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidate or any future product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidate or any future product candidates could be hindered or delayed. In addition, in response to the ongoing COVID-19 pandemic, part of our workforce is currently working remotely. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions.

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

Risks Related to Trading Our Common Stock

The trading price of our common stock historically has been volatile, which may affect the price at which you could sell any shares of our common stock. Securities class action or other litigation involving our company or members of our management team could also substantially harm our business, financial condition and results of operations.

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our IPO in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $25.72 to an intraday high of $64.37 through November 8, 2021. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

Our stock price is likely to be volatile. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

An active trading market for our common stock may not be sustained.

If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or sell their shares at or above the prices at which they acquired their shares or sell their shares at the time they would like to sell. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Risks Related to Insider Control

Our executive officers, directors, principal stockholders and their affiliates exercise significant control over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of September 30, 2021, the holdings of our executive officers, directors, principal stockholders and their affiliates, including entities affiliated with SoftBank Vision Fund and FMR LLC represented beneficial ownership, in the aggregate, of approximately 46.1% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Additional changes to U.S. federal income tax law are currently being contemplated, and future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof. You are urged to consult your tax advisor regarding the implications of potential changes in tax laws on an investment in our common stock.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm commencing with our Annual Report on Form 10-K for the year ending December 31, 2021 as we will no longer be an “emerging growth company” as of this date. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

RELAY THERAPEUTICS, INC.

Date: November 10, 2021	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Senior Vice President, Finance
(Principal Accounting Officer and Principal Financial Officer)