Form 10-K
period 2021-12-31
Relay Therapeutics, Inc.
filed 2022-02-24
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant based on the closing price of the Registrant’s common stock as reported on the Nasdaq Global Market on June 30, 2021, the last business day of the Registrant’s most recently completed second quarter, was approximately $2,264.0 million. In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 18, 2022 was 108,280,044.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
We rely on third parties to conduct our ongoing clinical trials of RLY-1971, RLY-4008 and RLY-2608 and expect to rely on third parties to conduct future clinical trials, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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

•
The ongoing COVID-19 pandemic has impacted our business and any future pandemic, epidemic, or outbreak of an infectious disease could similarly affect our business and our financial results and could cause further disruption to the development of our product candidates.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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
•
the manufacture of our drug substances, delivery vehicles, and product candidates for preclinical use, for clinical trials and on a larger scale for commercial use, if approved;
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
•
the effect of the ongoing COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” variations of such words, or the negative of these terms or other comparable terminology. These statements are only predictions. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed above under “Summary of the Material Risks Associated with Our Business” and under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission, or the SEC, as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law, including with respect to the impact of any mergers, acquisitions, divestures, or other events that may be announced after the date hereof. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

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

PART I

Except where the context otherwise requires or where otherwise indicated, the terms “Relay Therapeutics,” “we,” “us,” “our,” “our company,” the “Company,” and “our business” refer to Relay Therapeutics, Inc. and its consolidated subsidiaries.

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

We have deployed our technology platform to build a pipeline of product candidates to address targets in precision medicine where there is clear evidence linking target proteins to disease and where molecular diagnostics can unambiguously identify relevant patients for treatment. We believe this approach will increase the likelihood of successfully translating a specific pharmacological mechanism into clinical benefit.

Our pipeline consists of programs which we believe target previously unsolved drug discovery challenges, or what we term “Innovators”, and programs which we believe target problems with “existing” answers, such as an approved therapy, for which we believe there is inadequate treatment and seek to rapidly create novel solutions, or what we term “Challengers.” Our lead product candidates are RLY-4008, RLY-2608, which are part of our Innovator portfolio, and RLY-1971, which is part of our Challenger portfolio.

Source: Annual U.S. patient numbers refer to the total annual number of patients in the United States with the relevant cancer that may be amenable to treatment with our programs using deaths and incident as the range.

1.
RLY-2608 is intended to target H1047X, E542X and E545X mutations.
2.
The addressable patient population for RLY-1971 includes lung cancer patients with KRAS G12C mutations, EGFR mutations and ALK fusions and colorectal cancer patients with KRAS G12C mutations.
•
RLY-4008. In the third quarter of 2020, we initiated a first-in-human clinical trial for RLY-4008, a potent, selective and oral small molecule inhibitor of fibroblast growth factor receptor 2, or FGFR2, for patients with advanced or metastatic FGFR2-altered solid tumors. In October 2021, we announced initial clinical data from this trial, which is discussed below in “Our Product Pipeline and

Programs—Our Clinical Stage Programs—RLY-4008, a selective inhibitor of FGFR—Interim clinical data.” We believe the interim clinical data as of the data cut-off date of September 9, 2021, or the Interim Data Cut-off Date, suggest robust inhibition of FGFR2 in the first 49 subjects that was not shown to be limited by off-target toxicities, including hyperphosphatemia and diarrhea. The initial pharmacokinetic and predicted receptor occupancy data suggest that all once daily dose levels above 30 mg of RLY-4008 administered to as of the Interim Cut-Off Date can achieve >85% continuous inhibition of FGFR2. At those levels, acute toxicities that would limit dose intensity have generally not been observed as of the Interim Data Cut-off Date. Approximately 80% of all patients treated achieved reductions in tumor size as of the Interim Data Cut-off Date, which was observed across dose levels, tumor types and FGFR2 alterations and lines of treatment. In December 2021, we initiated expansion cohorts at a continuous 70 mg once-daily dose. In January 2022, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to RLY-4008 for the treatment of cholangiocarcinoma.
•
RLY-2608. In December 2021, we dosed the first patient in a first-in-human clinical trial for RLY-2608, the first known allosteric, pan-mutant (H1047X, E542X and E545X) and isoform-selective phosphoinostide 3 kinase alpha, or PI3Kα, inhibitor in clinical development. RLY-2608 is the lead program of multiple efforts in our PI3Kα franchise to discover and develop mutant selective inhibitors of PI3Kα. In the fourth quarter of 2021, we announced preclinical data for RLY-2608, which is discussed below in “Our Product Pipeline and Programs—Our Clinical Stage Programs—RLY-2608, our lead mutant-PI3Kα inhibitor program —Our Solution, RLY-2608.” The data show that in preclinical models, RLY-2608 preferentially binds to mutant PI3Kα at a novel allosteric site discovered by the Dynamo platform. The data also suggest that projected clinically relevant doses of RLY-2608 achieved tumor regression in PIK3CA mutant in vivo xenograft mouse models representing H1047R and E545K mutations with significantly reduced impact on glucose metabolism compared to non-mutant selective active site inhibitors. The data further show that in preclinical models, RLY-2608 combined with standard of care therapies facilitated regressions in ER+/HER2- breast cancer.
•
RLY-1971. We initiated a Phase 1 clinical trial for RLY-1971, our inhibitor of Src homology region 2 domain-containing phosphatase-2, or SHP2, in patients with advanced solid tumors in the first quarter of 2020. In December 2020, we entered into a global collaboration and license agreement with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of RLY-1971, or the Genentech Agreement. In July 2021, Genentech initiated the cohort of RLY-1971 in combination with GDC-6036, its KRAS G12C inhibitor, in a Phase 1b trial.

In addition to the three product candidates described above, we have over five discovery stage programs across both precision oncology and genetic disease indications. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of our therapies.

Precision medicine emerged as an approach for disease treatment as the understanding of the link between genetic alterations, protein dysfunction and diseases evolved. Precision medicine aims to specifically and potently drug genetically validated target proteins (i.e., genetic variants potentially implicated in biology of disease). However, some target proteins thus far have been intractable or inadequately addressed using conventional drug discovery tools. While conventional approaches are well-suited to solving some drug discovery problems such as orthosteric site kinase inhibitors, their reliance on static images of protein fragments limit their ability to gain accurate insights into the dynamic behavior of proteins in their natural state, which in turn limits their ability to discover medicines with exquisite specificity. Our approach pivots the understanding of protein targets from the industry-standard, static view, to a novel paradigm based on fundamental insights into protein motion. We then apply these novel insights into protein motion to drug discovery and design, which we term Motion-Based Drug DesignTM.

The confluence of three forces — the proliferation of readily available genomic data, the evolution of experimental techniques, and advancements in computational power and speed — led to the founding of Relay Therapeutics. We believe we are uniquely situated in our ability to consolidate these advances and, when combined with our world-class team of both experimental and computational experts and experience to-date, integrate these solutions into Motion-Based Drug Design to create medicines that will make a transformative difference for patients.

Our Strategy

Our mission is to leverage unique insights into protein motion to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of small molecule therapies. We believe that, by placing protein motion at the heart of Motion-Based Drug Design discovery, our unique Dynamo platform has the potential to address previously intractable or inadequately addressed precision medicine targets. To accomplish this, we intend to continue building a team that shares our commitment to patients, continue to enhance our platform and rapidly advance our precision medicine pipeline of product candidates. The key elements of our strategy are to:

Continue to deepen and broaden precision medicine Innovator and Challenger portfolios. Our Innovator portfolio, which is our core focus, is composed of programs that we believe target previously unsolved drug discovery challenges. Our Challenger portfolio is composed of programs that we believe target problems with “existing” answers, such as an approved therapy, for which we believe there is inadequate treatment and seek to rapidly create novel solutions. We believe that we can continue to build our data sets through the drug discovery process for our Challenger programs, which help to train our machine learning models and automated chemical design initiatives, thus augmenting our Dynamo platform while also providing upside value creation opportunities. We believe that working on Challenger programs will increase our effectiveness at discovering product candidates for our Innovator programs.

Rapidly advance our lead precision oncology programs, RLY-4008 and RLY-2608, through clinical development and regulatory approval. We believe our lead precision oncology programs have the potential to treat a wide variety of cancers either as monotherapy or in combination regimens. RLY-4008 is currently being evaluated in a first-in-human clinical trial, or the RLY-4008-101 Trial. We announced interim clinical data for the RLY-4008-101 Trial in October 2021 and initiated expansion cohorts in December 2021. In the fourth quarter of 2021, we announced preclinical data for RLY-2608, and in December 2021, we dosed the first patient in a first-in-human clinical trial for RLY-2608, or the RLY-2608-101 Trial. RLY-2608 is the lead program in our emerging PI3Kα franchise, for which we continue to explore additional molecules to augment this foundation. We plan to conduct our clinical studies in genetically-defined patient populations. To potentially mitigate development risks, we will leverage learnings from recently approved precision oncology drugs to inform the clinical and regulatory pathways for our lead oncology programs. If we are successful in achieving clinically meaningful anti-tumor activity across solid tumor types, we plan to meet with regulatory authorities to discuss expedited regulatory approval strategies.

Continue to enhance our unique drug-discovery platform. Our Dynamo platform uniquely integrates a broad range of leading-edge experimental and computational technologies and tools, providing us with fundamental insights into the conformational dynamics of target proteins. We believe we have validated our Dynamo platform and approach with the encouraging initial clinical data for RLY-4008 that we announced in October 2021 and with two other precision medicine programs also currently in clinical development. We believe we have built significant advantage by accumulating extensive curated clean data sets across the continuum of drug discovery that span both computational and experimental domains. In April 2021, we acquired ZebiAI Therapeutics, Inc., or ZebiAI, to augment our platform with additional computational and machine learning capabilities as well as an extensive library of experimental DNA-encoded library, or DEL, data sets, consisting of billions of data points across a broad set of proteins, that have trained validated machine learning models deployed in hit finding and optimization of novel molecules. We are committed to continuously integrating new computational and experimental tools, technologies and capabilities to enhance the power of our Dynamo platform. We intend to do this through a combination of internal innovation, external collaboration and other strategic transactions.

Harness the insights and data generated from our platform against intractable or inadequately addressed precision medicine targets, with current focus on oncology and genetic disease indications. We are committed to deploying our Dynamo platform against genetically validated targets, taking on some of the toughest technical drug discovery challenges and creating novel medicines against those targets that can rapidly attain clinical proof-of-concept and address significant unmet medical needs. Our initial focus is on precision oncology where there are clear genetic driver alterations in the tumor genome, and genetic disease where the causal mutations are present at birth. However, we believe our platform also has potential to address targets in genetically-defined subpopulations of more common diseases in other therapeutic areas.

Selectively enter into strategic collaborations to maximize the value of our platform and pipeline. We intend to build a fully integrated biopharmaceutical company and independently pursue the development and commercialization of our key product candidates. Given our potential to generate novel product candidates addressing a wide variety of therapeutic indications, we may enter into strategic partnerships around certain targets, product candidates, disease areas or geographies if we believe these collaborations could accelerate the development and commercialization of our product candidates and allow us to realize additional potential in our product candidates and our platform. For example, in December 2020, we entered into the Genentech Agreement, a global collaboration and license agreement with Genentech for the development and commercialization of RLY-1971, part of our Challenger portfolio. In August 2021, we entered into a discovery collaboration agreement with EQRx, Inc., or EQRx, to discover, develop and commercialize novel medicines against validated oncology targets, and we are currently collaborating on an undisclosed program pursuant to this agreement. Outside of these two collaborations, we currently retain full development and commercialization rights to our current pipeline of precision medicine programs.

Our Dynamo PlatformTM

The continued and rapid development of new experimental techniques, such as cryo-electron microscopy, or Cryo-EM, and ambient-temperature crystallography, and computational techniques, such as molecular dynamics and machine learning, is now enabling the deep understanding of protein motion to discover new therapeutic agents. Dynamo was built to capitalize on these recent advances to develop medicines against protein targets with greater specificity and potency. Using our Dynamo platform, we pivot from industry standard approaches, which are based on static structures and often rely on incomplete protein fragments, to a novel drug-discovery paradigm based on fundamental insights into protein motion, which we term Motion-Based Drug Design. We leverage insights from our platform to develop novel, motion-based hypotheses for how to drug target proteins. We can then more rapidly identify and optimize effective lead compounds by integrating powerful experimental and computational tools to sample a much broader range of chemical space than is possible using conventional approaches, which are labor intensive and require significant experimental effort.

In 2016, the confluence of three forces — the proliferation of readily available genomic data, the evolution of experimental techniques, and advances in computational power and speed — led to the founding of Relay Therapeutics. We believe we are uniquely positioned to consolidate these advances and, when combined with our world-class team of experimental and computational experts and experience to-date, integrate these solutions in Motion-Based Drug Design.

Our platform integrates a broad and tailored array of leading-edge experimental and computational approaches to gain fundamental insights into protein function (Figure 1).

Figure 1: The Dynamo drug-discovery platform is the integration of people, techniques, and tools at the intersection of experimentation and computation.

Key Drug Discovery Steps of our Dynamo Platform

We deploy the power of our Dynamo platform in three key phases of Motion-Based Drug Design discovery (Figure 2). We first understand how to drug the protein by developing a detailed mechanistic understanding of the dynamic behavior of the target protein and by identifying pockets where binding of a small molecule can impact protein function. Our platform then aids in the efficient identification of chemical starting points through an integrated system of experimental and virtual screens. This enables rapid optimization until a development candidate is selected by computationally prioritizing compounds for experimental evaluation. As each cycle generates new learnings for both our team and our underlying machine learning models, our successful iteration of this process continuously improves our understanding of protein motion which leads to a more effective and efficient drug discovery process.

Figure 2: Dynamo can be deployed across the various stages of drug discovery to provide novel insights with the goal of accelerating drug discovery.

Understand How to Drug the Protein

Our first step is to understand how to drug our protein target of interest. For each target, the initial goal is to better understand the structure and conformational dynamics of all domains of a protein to generate a target modulation hypothesis. First, we synthesize full length proteins through our protein engineering expertise. Next, we use a range of protein visualization methods such as Cryo-EM and ambient temperature X-ray crystallography to generate a rich experimental understanding of the dynamic conformations of the target protein of interest. We then deploy these experimental data sets in our computational platform to generate virtual simulations (molecular dynamics) of the full-length protein moving over long, biologically relevant timescales. We use these insights to develop unique motion-based hypotheses for how best to modulate a protein’s behavior, and to identify potential novel allosteric binding sites for new therapeutic agents.

Identify a Chemical Starting Point

Once we have identified potential binding pockets and established a target modulation hypothesis, we then transition into hit finding and lead generation to identify a chemical starting point. The integration of our computational and experimental capabilities affords a deeper functional understanding of our targets and enables the design of physiologically relevant activity-based, ligand-centric and computational screens. The data from these screens provides input for the machine learning components of the Dynamo platform, which enable us to rapidly identify starting points for our drug discovery programs. As an example of tools we deploy to identify these starting points, we have a proprietary capability, our machine learning powered DNA encoded library platform, what we term “REL-DEL” (Relay DEL). Our approach, focused on this integration of computation and experimentation, yields a larger number of chemical series and potential therapies to proceed into lead optimization.

Optimize Until Development Candidate is Selected

Once we have identified a chemical starting point and a lead compound, optimization is necessary to obtain a molecule that has the desired characteristics. Our Dynamo platform combines advanced machine learning models and molecular dynamics simulations in tight integration with our medicinal chemistry, structural biology, enzymology and biophysics capabilities to predict and design the compounds that will achieve the most desirable characteristics, including potency, selectivity, bioavailability and drug-like properties. We believe that this allows us to optimize molecules more rapidly and effectively. Due to the integration of computation and experimentation and unlike traditional drug discovery approaches, our approach is not wholly dependent on the conventional highly iterative process in the experimental wet laboratory, which is both time consuming and expensive.

Our Product Pipeline and Programs

While our Dynamo platform could potentially be applied to a wide range of disease-associated protein targets, we focus on precision medicine targets, currently specifically in oncology and genetic disease indications, for which alterations in specific genes are known to cause disease. The genetic diseases we pursue include cancers with clear genetic driver alterations in the tumor genome, as well as monogenic diseases where the causal mutations are present at birth.

We are motivated to bringing multiple meaningful medicines to patients globally across both our Innovator programs, which we believe target previously unsolved drug discovery challenges, and our Challenger programs, which we believe are problems with “existing” answers, such as an approved therapy, for which we believe there is inadequate treatment and seek to rapidly create novel solutions. We believe that we can continue to build our data sets through the drug discovery process for our Challengers, which help to train our machine learning models and automated chemical design initiatives, thus augmenting our Dynamo platform while also providing upside value creation opportunities.

To date, we have only entered into strategic partnerships in connection with our Challengers, specifically our collaboration with Genentech for the development and commercialization of RLY-1971 and our collaboration with EQRx for the development of an undisclosed program. Other than these partnered programs, we retain full development and commercialization rights to the rest of our current pipeline of precision medicine programs.

The following table summarizes our current portfolio of product candidates and programs.

Source: Annual U.S. patient numbers refer to the total annual number of patients in the United States with the relevant cancer that may be amenable to treatment with our programs using deaths and incident as the range.

1.
RLY-2608 is intended to target H1047X, E542X and E545X mutations.
2.
The addressable patient population for RLY-1971 includes lung cancer patients with KRAS G12C mutations, EGFR mutations and ALK fusions and colorectal cancer patients with KRAS G12C mutations.

Our Clinical Stage Programs

We have three product candidates that are in the early clinical development stage: RLY-4008 and RLY-2608, which are part of our Innovator portfolio, and RLY-1971, which is part of our Challenger portfolio.

RLY-4008, a selective inhibitor of FGFR2

Overview

RLY-4008 is a potent, selective and oral small molecule inhibitor of FGFR2, a receptor tyrosine kinase that is frequently altered in certain cancers. FGFR2 is one of four members of the FGFR family, a set of closely related proteins with highly similar protein sequences and properties. RLY-4008 is currently being evaluated in the RLY-4008-101 Trial in patients with FGFR2 altered tumors regardless of prior FGFRi treatment.

In October 2021, we announced interim clinical data from the RLY-4008-101 Trial. We believe the interim clinical data as of the Interim Data Cut-off Date of September 9, 2021 suggest robust inhibition of FGFR2 in the first 49 subjects that was not shown to be limited by off-target toxicities, including hyperphosphatemia and diarrhea, which is discussed in further detail below in “—Interim clinical data”. In December 2021, the expansion cohorts for the RLY-4008-101 Trial were initiated at a continuous 70 mg once daily dose. In January 2022, the FDA granted orphan drug designation to RLY-4008 for the treatment of cholangiocarcinoma.

Consistent with the preclinical profile of RLY-4008, the early clinical data support our belief that RLY-4008 has broad therapeutic potential across FGFR2 alterations and tumor types.

We believe FGFR2-mediated cancers affect approximately 8,000 late-line patients annually in the United States. In the future, if RLY-4008 advances to earlier lines of treatment, we believe it could potentially address approximately 20,000 patients annually in the United States.

Role of FGFR in cellular proliferation and differentiation

Each of the FGFRs has an important role in normal physiology and the inhibition of FGFR2 is a well-validated pathway in disrupting cancer proliferation and growth. To our knowledge, to date, three non-selective FGFR inhibitors have been approved (erdafitinib, pemigatinib and infigratinib) and several are in clinical development. However, these inhibitors as a class cause several dose-limiting, FGFR2-unrelated toxicities in patients leading to dose reductions and altered dosing schedules. One of the most common dose-limiting toxicities of these agents is hyperphosphatemia (buildup of excess phosphate in the bloodstream), which causes soft tissue mineralization and requires active management. Hyperphosphatemia has been shown to be driven by inhibition of another member of the FGFR family known as FGFR1.

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

Patients with genetic alterations in FGFR2, primarily gene fusions in ICC, have been treated with FGFR inhibitors in investigational clinical trials. To date, these trials provide support for the critical role of FGFR2 for tumor survival with a response rate of up to 42% (Figure 3). A key limiting factor for existing FGFR therapies is that, as a class, they are associated with dose-limiting side effects such as hyperphosphatemia, which has been shown to be caused by FGFR1 inhibition, and diarrhea, which has been shown to be caused by FGFR4 inhibition. Additionally, we believe a selective inhibitor of FGFR2 with broad activity against acquired resistance mutations is necessary to address a significant unmet need in patients with FGFR2-altered tumors.

Figure 3: Hyperphosphatemia and diarrhea are dose-limiting adverse events associated with non-selective FGFR inhibitors.

Source: Data on competitor programs were taken from the following sources:Pemigatinib – Prescribing information; Infigratinib – Prescribing information; Futibatinib/TAS-120 – AACR 2021 (diarrhea %s approximated from presentation); Erdafitinib – Prescribing information; FOLFOX – ABC-06 Publication in Lancet Oncology 2021.

1.
As defined by increased serum phosphate; except for infigratinib which is not specified.
2.
Initial dose (8 mg QD) adjusted to 9 mg QD only in absence of hyperphosphatemia.
3.
Has accelerated approval as of the date of this annual report.

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

We therefore set out to identify motion-based differences between FGFR2 and other FGFR family members by applying our expertise in computational modeling and experimental structural analyses. We discovered that there were segments of FGFR2 which displayed differential dynamics compared to the corresponding segments of FGFR1 (Figure 4). We predicted these dynamic differences could be exploited to achieve selective inhibition of FGFR2.

Figure 4: Using MD simulations, we predicted that a segment in FGFR1 was more dynamic than FGFR2, as represented by the schematic below where the segment opens “Up” more frequently in FGFR1 compared to FGFR2.

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

Our preclinical studies have shown that RLY-4008 displayed selectivity not only within the FGFR family, but across the kinome generally, in contrast to the pan-FGFR inhibitors that are all equipotent against FGFR 1, 2 and 3 as well as many other off-target kinases which narrows their therapeutic window (Figure 5).

Figure 5: RLY-4008 is highly selective across the kinome.

These kinome scans are based on a single experiment that tested each compound run at 500nM against 468 targets in the absence of adenosine triphosphate (ATP) and without preincubation.

Source: KINOMEscan™ by Eurofins DiscoverX.

Another unique feature of RLY-4008 is that it was designed to exhibit broad coverage against the spectrum of FGFR2 resistance mutations, including the gatekeeper position at V565 and the molecular brake position at N550, some of which can also be de novo mutations. With respect to resistance mutations, these new mutations in FGFR2 arise during treatment, reducing the potency of non-selective FGFR inhibitors and making tumors resistant to treatment. In preclinical experiments, we have shown that RLY-4008 retains activity against a broad panel of mutations known to be associated with resistance to non-selective FGFR inhibitors (Figure 6).

Figure 6: RLY-4008 retains potency against common FGFR2 resistance mutations.

This heatmap shows fold change in potency (IC50) on FGFR2 mutations compared to FGFR2 WT. FGFR2 WT or mutants were expressed in HEK-293 cells and potency on FGFR2 was determined using a pFGFR2 HTRF assay. Colors indicate the fold loss in potency for the mutant form vs wildtype. Gatekeeper mutations block access to the binding site of non-selective inhibitors. Molecular brake mutations disrupt an autoinhibitory conformation of FGFR2, resulting in kinase activation. Other mutations listed have various reported mechanisms of kinase activation. Numbering of mutant residues refers to the FGFR2 IIIb isoform. Fold‑change of 1 indicates equivalent potency on FGFR2 WT and the indicated FGFR2 mutant.

Our clinical development plan

The RLY-4008 clinical development plan seeks to leverage the unique potential for enhanced tolerability and broad FGFR2 mutational coverage to rapidly generate proof-of-concept in molecularly defined patient subsets.

We initiated the RLY-4008-101 Trial enriched for patients with advanced solid tumors having oncogenic FGFR2 alterations in September 2020. The RLY-4008-101 Trial is designed to evaluate the safety, tolerability, pharmacokinetics and anti-tumor efficacy of RLY-4008 and to be conducted in two parts, a dose escalation (part 1) and a dose expansion (part 2). In December 2021, we initiated the dose expansion cohorts part of the trial (part 2) with a continuous once daily dose of 70 mg based on our findings from the dose escalation part of the trial (part 1).

The dose expansion part of the RLY-4008-101 Trial has five cohorts planned to evaluate the following genetically defined populations: (1) ICC patients with an FGFR2 fusion previously treated with a pan-FGFR inhibitor; (2) ICC patients with an FGFR2 fusion not previously treated with a pan-FGFR inhibitor; (3) patients with an FGFR2 fusion and solid tumor other than ICC; (4) advanced, unresectable solid tumor patients with focal FGFR2 amplification; and (5) advanced, unresectable solid tumor patients with an oncogenic FGFR2 mutation. (Figure 7)

Figure 7: First-in-human clinical trial design for RLY-4008.

Development of RLY-4008 requires identification of appropriate patients for treatment with FGFR2 alterations using molecular diagnostic tests. In early phase clinical trials, patients have been identified using local testing performed at clinical trial sites, with retrospective centralized testing to confirm the tumor genetic status. In later phase trials, we have collaborated with diagnostic partners to identify patients for clinical trial enrollment using an analytically validated investigational molecular diagnostic. The tumor genetic contexts that we are considering for development of RLY-4008 (FGFR2 fusions, amplifications and mutations) can currently be detected using FDA-approved next generation sequencing based panel diagnostics (e.g. Foundation One, Guardant 360).

Interim clinical data

On October 8, 2021, at the AACR-NCI-EORTC Molecular Targets Conference, we announced interim clinical data from the RLY-4008-101 Trial.

We believe the interim clinical data suggest robust inhibition of FGFR2 in the first 49 subjects that was not shown to be limited by off-target toxicities, including hyperphosphatemia and diarrhea. The initial pharmacokinetic and predicted receptor occupancy data suggest that all once daily dose levels above 30 mg of RLY-4008 administered as of the Interim Data Cut-off Date date can achieve >85% continuous inhibition of FGFR2. At those levels, acute toxicities that would limit dose intensity were generally not observed as of the Interim Data Cut-off Date of September 9, 2021. The interim clinical data included results from FGFR2-altered solid tumors, with approximately 80% of all patients treated having achieved reductions in tumor size as of the Interim Data Cut-off Date. In pan-FGFR inhibitor treatment-naïve cholangiocarcinoma patients, RLY-4008 demonstrated tumor shrinkage in all six pan-FGFR treatment-naïve FGFR2 fusion positive cholangiocarcinoma patients, with three achieving confirmed partial responses. Three of these six patients remain on study and a fourth patient went on to surgery with curative intent. In December 2021, the expansion cohorts for the RLY-4008-101 Trial were initiated at a continuous 70 mg once daily dose.

As of the Interim Data Cut-off Date, 48 of the 49 patients enrolled had a primary FGFR2 alteration, of which a majority were FGFR2 fusion cholangiocarcinoma. Most patients had high disease burden with multiple prior treatments including pan-FGFR inhibitors, and several had FGFR2 resistance mutations detected by circulating tumor DNA, or ctDNA, at baseline. Patients were treated at nine different once daily, or QD, or twice daily, or BID, dose levels, ranging from 20 mg QD to 70 mg QD and 20 mg BID to 100 mg BID. As of the Interim Data Cut-off Date, duration of treatment ranged from 4 to 45 weeks.

Initial safety analysis

The interim clinical data of the RLY-4008-101 Trial indicate that RLY-4008 has generally been well tolerated in the 49 patients treated as of the Interim Data Cut-Off Date. With regard to dosing, the QD dosing schedule has been prioritized due to its preferable tolerability (as only one dose limiting toxicity, or DLT, was observed across all dose levels) and high target coverage (lowest dose of 20 mg exceeded 85% receptor occupancy). Within the BID dosing schedule there were five DLTs observed, and receptor occupancy ranged from 90% to 98% across the BID doses.

Across all QD doses only 16% of patients, all Grade 1 or 2, experienced hyperphosphatemia, a toxicity that has been shown to limit dose intensity for pan-FGFR inhibitors in other studies. These data indicate that RLY-4008 had little or no FGFR1 inhibition at the examined dose levels. Additionally, little or no diarrhea was observed with RLY-4008 treatment suggesting minimal or no FGFR4 inhibition in treated patients as of the Interim Data Cut-Off Date across dose levels. Together, the interim data suggest that RLY-4008 is a highly selective FGFR2 inhibitor in humans.

Most treatment emergent adverse events were low-grade adverse events and manageable. There have been no Grade 4 or 5 adverse events. Given that retinal toxicity has been observed with FGFR inhibitor treatment, the RLY-4008-101 Trial is designed to assess retinopathy and retinal pigment epithelial dystrophy adverse events, which have been observed in seven patients (14%), three of which occurred in the QD dosing regimen. All seven of these events were Grade 1-2, which were self-limiting or resolved upon treatment interruption.

Initial efficacy analysis

The interim clinical data of the RLY-4008-101 Trial indicate that RLY-4008 has the potential to provide tumor reduction across a number of FGFR2 alterations and lines of treatment. Key interim data include:

•
Promising early activity in FGFR inhibitor naïve cholangiocarcinoma FGFR2 fusion patients, with confirmed RECISTv1.1 partial responses observed in three out of six patients with deep tumor regressions (-56% to -83%) and three out of six patients continuing on treatment and a fourth who went on to surgery with curative intent.
•
Radiographic tumor shrinkage and complete clearance of ctDNA in 70% of patients with acquired resistance mutations (N=10), including molecular brake (N550) and gatekeeper (V565) mutations, suggesting the potential for RLY-4008 to treat or prevent on-target acquired resistance.
•
Early signs of activity observed outside of FGFR2 fusion positive cholangiocarcinoma, including tumor reduction in six out of eight evaluable patients with activating mutations (one confirmed partial response, or PR, one unconfirmed PR, and four stable disease, or SD (based on RECISTv1.1 criteria)) and three out of three patients with amplifications (all SD).
•
Approximately 80% of all patients treated achieved radiographic tumor regressions; this was observed across all dose levels, tumor types and FGFR2 alterations, and in patients with prior FGFR inhibitor treatment.

Consistent with the preclinical profile of RLY-4008, these early clinical data support our belief that RLY-4008 has broad therapeutic potential across FGFR2 alterations and tumor types.

RLY-2608, our lead mutant-PI3Kα inhibitor program

Overview

RLY-2608 is the lead program of multiple efforts to discover and develop mutant selective inhibitors of PI3Kα. PI3Kα is the most frequently mutated kinase in all cancers, with oncogenic mutations detected in about 13% of patients with solid tumors. Traditionally, the development of PI3Kα inhibitors has focused on the active, or orthosteric, site. The therapeutic index of orthosteric inhibitors is limited by the lack of clinically meaningful selectivity for mutant versus wild-type PI3Kα and off-isoform activity. Toxicity related to inhibition of wild-type PI3Kα and other PI3K isoforms results in sub-optimal inhibition of mutant PI3Kα with reductions in dose intensity and frequent discontinuation. The Dynamo platform enabled the discovery of RLY-2608, what we believe to be the first known allosteric, pan-mutant (H1047X, E542X and E545X), and isoform-selective PI3Kα inhibitor designed to overcome these limitations. By solving the full-length Cryo-EM structure of PI3Kα and performing computational long time-scale molecular dynamic simulations to elucidate conformational differences between wild-type and mutant PI3Kα, we were able to leverage these insights to support the design of RLY-2608.

In the fourth quarter of 2021, we announced preclinical data for RLY-2608. The preclinical data show that in preclinical models, RLY-2608 preferentially binds to mutant PI3Kα at a novel allosteric site discovered by our Dynamo platform, which is discussed in further detail below in “—Our solution, RLY-2608”. We dosed the first patient in the RLY-2608-101 Trial in December 2021.

RLY-2608 has the potential to address approximately 50,000 to 156,000 patients per year in the United States, one of the largest patient populations for a precision oncology medicine (Figure 8). Selectivity for all three mutation hot spots (H1047X, E542X and E545X) has the potential to effectively double the addressable patient population compared to selectivity for only H1047X.

Figure 8: PI3Kα addressable patient populations.

Sources: FoundationInsights® database; SEER; Alpelisib – Prescribing information.

1.
Annual incidence of solid tumors with KRAS G12C, PI3K H1047R, PI3K H1047X, PI3K E542X + E545X alterations.
2.
Head & Neck Squamous Cell Carcinoma.
3.
Clear Cell Ovarian Cancer.

Role of PI3Kα in cellular proliferation and differentiation

Mutations at amino acid H1047 of PI3Kα are among the most common kinase mutations in cancer and are believed to be a primary driver of carcinogenesis. There are no approved therapies that selectively target mutant versions of PI3Kα. Inhibitors that are not mutant-selective are associated with dose-limiting toxicities resulting in frequent discontinuations that restrict their therapeutic potential. Additionally, these inhibitors can also inhibit other isoforms of PI3K, including PI3Kδ, which can result in further toxicity, such as gastrointestinal toxicity. Our belief is that selectively targeting mutant PI3Kα only could result in improved target inhibition and increased clinical efficacy.

Leveraging our structural biology capabilities, we solved what we believe to be the first full-length structure of PI3Kα using Cryo-EM and utilized a range of experimental techniques to understand both H1047R mutant and wild-type conformations. We used this rich experimental data set to power molecular dynamics simulations of H1047R mutant PI3Kα to identify a series of dynamic structural changes caused by the mutation, which were not elucidated by prior structural studies of either H1047R mutant or wild-type PI3Kα. RLY-2608 was designed to exploit these dynamic differences and bind to a novel allosteric site to achieve heightened mutant selectivity.

Limitations of current PI3Kα inhibitors

Approximately 60%-70% of the mutations in PI3Kα cluster at three amino acids (H1047, E542, and E545). Traditionally, the development of PI3Kα inhibitors has focused on the active, or orthosteric site. This site and its location make selectivity for PI3Kα over other PI3K isoforms and for mutant PI3Kα over wild-type PI3Kα difficult, and they do not enable pan-mutant coverage. Though these existing inhibitors have shown clinical activity in breast cancer as both monotherapy and in combination with hormonal therapy, as well as anecdotal monotherapy responses in patients with PI3Kα mutations in other tumor types, the therapeutic index of such orthosteric inhibitors is limited by the lack of clinically meaningful selectivity for mutant versus wild-type PI3Kα and off-isoform activity. Toxicity related to inhibition of wild-type PI3Kα and other PI3K isoforms results in sub-optimal inhibition of mutant PI3Kα with reductions in dose intensity and frequent discontinuation (Figure 9). These agents are generally limited by high rates of severe hyperglycemia, which is an on-target toxicity, and by gastrointestinal toxicity, which may be related to inhibition of other PI3K family members, including PI3Kδ.

RLY-2608, what we believe to be the first known allosteric, pan-mutant (H1047X, E542X and E545X), and isoform-selective PI3Kα inhibitor, was designed to overcome these limitations.

Figure 9: Existing inhibitors establish proof-of-concept but could be limited in efficacy by their safety profiles.

Source: Data on competitor programs were taken from the following sources: Alpelisib Monotherapy – Juric et al 2018; Alpelisib Combo – 2021 SABCS Presentation – BYLieve Cohort A; Inavolisib Monotherapy – SABCS 2019 Poster; Inavolisib Combo – SABCS 2020 Poster; Taselisib Monotherapy – Jhaveri et al 2020 (Roche); CYH33 – ESMO-TAT 2020 Presentation (Haihe).

1.
Includes dose interruptions in addition to dose reductions and discontinuations.
2.
Dose reductions only; discontinuations not reported.

Our solution, RLY-2608

Given the existence of mutations in PI3Kα with different biological mechanisms underlying aberrant activity, we believe there are multiple opportunities to develop inhibitors of PI3Kα, both “pan-mutant” inhibitors as well as distinct mutant selective inhibitors, which could lead to the opportunity for “double-drugging” certain PI3Kα mutations such as H1047R. Addressing the challenge of mutant selectivity required us to express and then solve the structure of the full-length PI3Kα protein. This structure, which to our knowledge had previously not been solved, represented a technical challenge because PI3Kα is a membrane-bound protein. This type of protein is typically difficult both to purify in large quantities and to crystallize. Nonetheless, we were able to obtain the structure of full-length PI3Kα using Cryo-EM. The three-dimensional structure of PI3Kα was determined by collecting data from two-dimensional electron microscopic projections of thin layers of protein. The resulting three-dimensional protein structure provided us with fundamental insights into the mechanism of activation of PI3Kα and the impact of mutations on its function. Through the integration of these structural insights with a combination of experimental and computational techniques, our aim is to develop a franchise of mutant selective PI3Kα inhibitors. RLY-2608 is the first lead molecule derived from these efforts and is the first known allosteric, pan-mutant (H1047X, E542X and E545X) and isoform-selective PI3Kα inhibitor in clinical development.

In October 2021, we shared preclinical data at the virtual AACR-NCI-EORTC Molecular Targets Conference and in December 2021, we shared additional preclinical data at the San Antonio Breast Cancer Symposium and dosed the first patient in the RLY-2608-101 Trial.

The preclinical data shared in 2021 show that in preclinical models, RLY-2608 preferentially binds to mutant PI3Kα at a novel allosteric site discovered by the Dynamo platform. The data also show that in biochemical and cellular assays, RLY-2608 inhibited the three major classes of PI3Kα oncogenic mutations (H1047X, E542X and E545X) while sparing wild-type PI3Kα, and in biochemical assays, RLY-2608 shows potency comparable to alpelisib on the three most commonly seen PI3K-alpha mutants, but unlike alpelisib and inavolisib, two other PI3Kα inhibitors, RLY-2608 is significantly less potent against wild-type PI3Kα. The data indicate RLY-2608 is also highly specific for PI3Kα, without residual activity on other PI3K family members which could contribute to the toxicity of non-selective PI3K inhibitors (Figure 10).

Figure 10: RLY-2608 has shown mutant and isoform biochemical selectivity.

Biochemical inhibition of PI3K isoforms including hotspot mutants of PI3Kα by RLY-2608 and orthosteric inhibitors was assessed using the ADP-Glo assay (Promega). The readout measures the adenosine diphosphate generated upon phosphorylation of a soluble PIP2 surrogate substrate by PI3K in the presence of adenosine triphosphate with a 120-minute preincubation period.

The data further suggest that RLY-2608 is also highly selective against other PI3K family members and exquisitely selective across the kinome. (Figure 11).

Figure 11: RLY-2608 is selective across the kinome.

RLY-2608 was evaluated against a panel of 321 human kinases and disease-relevant mutant variants in the Thermo Fisher Scientific SelectScreen Profiling Service fluorescence resonance energy transfer assays. The legend represents various degrees of inhibition at the test concentration of 10 μM.

The data suggest that projected clinically relevant doses of RLY-2608 achieved tumor regression in PIK3CA mutant in vivo xenograft mouse models representing H1047R and E545K mutations with significantly reduced impact on glucose metabolism compared to non-mutant selective active site inhibitors. In higher species, dosing of RLY-2608 resulted in exposures exceeding 90% inhibition of mutant PI3Kα in cells without resulting in elevated glucose levels or histopathological changes associated with dysregulation of glucose metabolism that are seen with non-mutant selective inhibitors (Figure 12).

Figure 12: In vivo regressions across both mutation hotpots.

Activity of RLY-2608 and orthosteric inhibitors in xenograft models harboring PIK3CA hotspot mutations. RLY-2608 was administered orally once a day (QD) or twice a day (BID) for the duration of the study as indicated on the x-axis (n=8). At end of study, serum samples were collected at two timepoints and evaluated by ELISA for insulin levels. All models were grown in Balb/c nude female mice.

1.
This model also carries a second mutation at K567R.
2.
HSC2 model, 24 days.
3.
Similar results observed in the same background strain at 1hr timepoint in the MCF7 (E545K) model.

The data show RLY-2608 is active as monotherapy in patient-derived xenograft breast cancer models, including both H1047R and E542K-mutant tumors. The data further indicate RLY-2608 also synergizes with fulvestrant (an estrogen receptor inhibitor) and abemaciclib (a CDK4/6 inhibitor), which are standard of care therapies in breast cancer, in cell viability assays in PIK3CAmut/ER+/HER2- cell lines. Oral administration of RLY-2608 in combination with fulvestrant or abemaciclib led to improved activity compared to either agent alone in ER+/HER2- xenograft models representing the most commonly observed PIK3CA mutations in breast cancer (H1047R, E542K, E545K). The triple combination of all three agents resulted in deep regressions across all models. Additionally, the combination models had similar tolerability to monotherapy models. (Figure 13)

Figure 13: RLY-2608 combined with standard of care therapies facilitated regressions in ER+/HER2- breast cancer models.

Combination efficacy of RLY-2608 and fulvestrant and abemaciclib in ER+/HER2- patient derived xenograft models mutant for PIK3CA. RLY-2608 was administered orally twice daily (BID) at 25 mg/kg, a quarter of the full efficacious dose either alone or in combination with fulvestrant (subcutaneous injection of 5mg/mouse, weekly) and/or abemaciclib (daily oral administration of 25 mg/kg). Each bar in the waterfall plot represents an individual tumor response (percent change relative to initial tumor volume) at end of study. All mice were supplemented with estradiol to enable tumor growth.

These results support advancement of RLY-2608 into clinical development as a differentiated mechanism of mutant PI3Kα inhibition.

RLY-2608 has the potential to address approximately 50,000 to 156,000 patients per year in the United States, one of the largest patient populations for a precision oncology medicine. Selectivity for all three mutation hot spots (H1047X, E542X and E545X) has the potential to effectively double the addressable patient population compared to selectivity for only H1047X.

Our clinical development plan

The RLY-2608-101 Trial is designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity, and will consist of two separate arms (Figure 14). The first arm will assess RLY-2608 as a single agent for patients with unresectable or metastatic solid tumors with PI3Kα mutation, while the second arm will evaluate RLY-2608 in combination with fulvestrant for patients with PI3Kα-mutant, HR+, HER2– locally advanced or metastatic breast cancer. Each arm will have two parts, a dose escalation (part 1) to determine the maximum tolerated dose and/or recommended Phase 2 dose, followed by a dose expansion (part 2) to evaluate RLY-2608 in genomically defined populations.

In the dose expansion part of the trial for RLY-2608 as a single agent, patients with the following unresectable or metastatic solid tumors with a PI3Kα mutation per local assessment will be enrolled in the following groups: (1) clear cell ovarian cancer; (2) head and neck squamous cell carcinoma; (3) cervical cancer; (4) other solid tumors; and (5) unresectable or metastatic solid tumors with PIK3CA double mutations defined as major (E542X, E545X, or H1047X), plus ≥1 additional PI3Kα mutations. In the dose expansion part of the trial for RLY-2608 in combination with fulvestrant, men or postmenopausal women with HR+, HER2– advanced or metastatic breast cancer patients with PI3Kα mutations will be enrolled in the following groups: (1) patients who have not received prior treatment with a PI3Kα inhibitor; and (2) patients who are intolerant to PI3Kα inhibitors. The RLY-2608-101 Trial is designed to enroll approximately 190 patients between both arms.

Figure 14: RLY-2608-101 Trial Design.

a)
Excludes PIK3CAmut clear cell OvCA, HNSCC, and Cervical cancer patients.
b)
Double mutation defined as one major PIK3CA mutation (E542X, E545X, H1047X) + ≥1 additional PI3KCA mutation per local assessment.
c)
Intolerance to PI3Kα inhibitors is defined as treatment discontinuation due to treatment-related adverse event (e.g., hyperglycemia, rash, diarrhea, stomatitis) other than severe hypersensitivity reaction and/or life-threatening reactions, such as anaphylaxis and Stevens-Johnson syndrome.

RLY-1971, an inhibitor of SHP2

Overview

RLY-1971 is an oral, small molecule inhibitor of the protein tyrosine phosphatase SHP2 that binds and stabilizes SHP2 in its inactive conformation. SHP2 promotes cancer cell survival and growth through the RAS pathway by transducing signals downstream from RTKs. Additionally, activating SHP2 mutations result in enhanced signaling in the absence of ligand stimulation and has been identified as oncogenic drivers in a range of tumors. As a critical signaling node and regulator, SHP2 drives cancer cell proliferation and plays a key role in the way cancer cells develop resistance to targeted therapies. We believe that inhibition of SHP2 could block a common path that cancer cells exploit to avoid killing by other antitumor agents, thus overcoming or delaying the onset of resistance to those therapies. We are currently evaluating the safety and tolerability of RLY-1971 in a Phase 1 dose escalation study in patients with advanced or metastatic solid tumors. In December 2020, we entered into the Genentech Agreement, a global collaboration and license agreement with Genentech for the clinical development and commercialization of RLY-1971. In July 2021, Genentech initiated the cohort of RLY-1971 in combination with GDC-6036, its KRAS G12C inhibitor, in a Phase 1b trial. Given the range of cancers that are related to SHP2 dependence, we believe RLY-1971 has the potential to serve as a combination backbone therapy.

We estimate there are approximately 38,000 patients annually in the United States with advanced lung cancer or colorectal cancer who might benefit from a combination of RLY-1971 with another targeted inhibitor. In the future, if RLY-1971 advances to earlier lines of combination treatment for lung cancer or colorectal cancer, we believe it could be applied in the treatment of approximately 70,000 patients annually in the United States. The subset of patients with KRAS G12C mutations in lung cancer and colorectal cancer who could potentially benefit from the combination of RLY-1971 with GDC-6036 is approximately 17,000 to 32,000 annually in the United States.

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

A key feature of SHP2 as an oncology target is its ability to regulate cell signaling that arises from multiple RTKs (Figure 15). Therapies targeted to these RTKs, and therapies targeting downstream nodes such as PI3K, KRAS and MEK, are often unable to durably inhibit tumor growth because these tumors are able to bypass the targeted RTK and shift growth factor signaling to an alternate RTK, rendering them less sensitive to the targeted therapy. This is generally referred to as bypass resistance. Because SHP2 regulates the activity of multiple RTKs, inhibition of SHP2 is an effective way to overcome bypass resistance as confirmed by cellular and animal model experiments. Indeed, added benefit of SHP2 inhibition has been demonstrated pre-clinically in combination with multiple agents, such as those targeting MEK, KRAS G12C, EGFR, and ALK. We believe our SHP2 inhibitor has the potential to become a commonly used combination partner with multiple targeted therapies including those in our own pipeline.

Figure 15: SHP2 regulates the activity of multiple receptor tyrosine kinases (RTKs).

Our solution, RLY-1971

RLY-1971 is a small molecule inhibitor of SHP2 that binds and stabilizes SHP2 in its inactive conformation.

Our preclinical data for RLY-1971 showed minimal inhibition of targets other than SHP2. RLY-1971 has bioavailability suitable for oral dosing, was metabolically stable, and demonstrated favorable pharmacokinetic properties in preclinical in vivo models. We do not predict that RLY-1971 will have significant drug-drug interactions based on weak inhibition of drug metabolizing enzymes. It is readily synthesized in bulk, can be formulated for oral delivery, and was well-tolerated in animal models.

We believe the key differentiating features of RLY-1971 from other SHP2 inhibitors in clinical development are:

•
Chemical distinctiveness: it is chemically distinct from other SHP2 inhibitors in clinical development
•
Potency: demonstrated 750 pM IC50 inhibition of SHP2 phosphatase in biochemical assays
•
Dosing potential: projections of human pharmacokinetics suggest RLY-1971 will be amenable to continuous once daily dosing at relatively low active doses

Given the role of SHP2 in mediating bypass resistance, we believe that SHP2 inhibitors have significant therapeutic potential when given in combination with other targeted therapies. Due to the increased potency and broader mutational coverage of next-generation targeted therapies, lower rates of on-target resistance have been observed in the clinic, with a greater number of patients progressing due to bypass resistance. An example of this is seen with EGFR inhibitors, where first-generation inhibitors (erlotinib and gefinitib) have greater on-target resistance compared to a third-generation inhibitor (osimertinib). As SHP2 is involved in signaling for numerous oncogenes, including EGFR, KRAS G12C, ALK and MET, combination therapy with RLY-1971 represents a potential significant therapeutic opportunity.

Consistent with the role of SHP2 in RTK signaling in NSCLC, in our pre-clinical experiments, RLY-1971 demonstrated combination benefit in cell culture experiments when co-administered with inhibitors of MEK, ALK, or EGFR.

To demonstrate combination benefit with our SHP2 inhibitor in vivo, we combined RLY-1971 with the ALK inhibitor alectinib in an ALK-translocated NSCLC xenograft mouse model (NCIH3122) that was derived in vitro to have reduced sensitivity to ALK inhibition (Figure 16). DNA sequencing did not reveal new ALK mutations in the cell line. Therefore, these cells likely have reduced sensitivity due to a bypass mechanism. The combination of RLY-1971 with alectinib resulted in tumor regressions in all treated animals.

Figure 16: Anti-tumor activity of RLY-1971 and the ALK inhibitor alectinib as single agents or in combination in an ALK translocated NSCLC xenograft mouse model (NCI-H3122) derived in vitro to have reduced sensitivity to ALK inhibition.

Oral administration of RLY-1971 at 30mpk BID in combination with alectinib at 10mpk QD (green) resulted in increased activity compared to alectinib at 10mpk QD (red) or RLY-1971 at 30mpk BID (orange) alone in an ALK translocated NSCLC xenograft model (NCI-H3122) derived in vitro to be less sensitive to ALK inhibition. Data represent waterfall plots of individual end of study tumors, with tumor volume expressed as percent change relative to initial tumor volume. Each animal is represented as a separate bar (number of mice per group = 9).

In addition to RTK inhibitors, combination benefit for SHP2 inhibition has been demonstrated with other targeted agents including MEK inhibitors and KRAS G12C inhibitors in cancer xenograft models harboring KRAS G12C mutations or KRAS amplifications. The efficacy of direct KRAS G12C inhibition may be limited by adaptive feedback reactivation of the RAS-MAPK pathway through upregulation of multiple RTKs. Activation of these RTKs leads to compensatory activation of wild-type RAS isoforms, which cannot be inhibited by KRAS G12C-specific inhibitors, thus leading to resistance. SHP2 is unique in that it transmits signals from multiple RTKs and is therefore critical in mediating feedback reactivation of the RAS pathway during KRAS G12C inhibition.

Consistent with these observations, RLY-1971 demonstrated in vivo combination benefit with the KRAS G12C specific inhibitor AMG-510 in a KRAS G12C lung cancer xenograft model (Figure 17). Specifically, the combination resulted in regression in all animals, whereas each single agent resulted in more modest activity at the doses that were tested. These results suggest that SHP2 inhibition abrogates compensatory RAS-MAPK pathway activation during KRAS G12C inhibition. Molecular characterization of phosphorylated-ERK, or pERK, a downstream marker of RAS-MAPK pathway activity, supports this conclusion. In vitro, the combination of RLY-1971 and the KRAS G12C -specific inhibitor ARS-1620 was able to fully suppress pERK in this model, while each inhibitor individually only partially suppressed pERK. Based on these data, we believe that the combination of RLY-1971 with KRAS G12C -specific inhibitors warrants clinical studies in patients with tumors harboring KRAS G12C mutations.

Figure 17: RLY-1971 and the KRAS G12C-specific inhibitor AMG-510 demonstrated synergy when used in combination in the KRAS G12C NCI-H358 lung cancer cell line.

In vivo combination benefit of RLY-1971 and the KRAS G12C-specific inhibitor AMG-510. Anti-tumor activity of the SHP2 inhibitor RLY-1971 dosed twice daily (BID) by oral administration at 30 mpk and the KRAS G12C inhibitor AMG-510 dosed once daily (QD) by oral administration at 10 mpk in the KRAS G12C mutant NSCLC xenograft model NCIH358. Treatment with the combination resulted in regression in all animals. Data represent waterfall plots of individual end of study tumors, with tumor volume expressed as percentage change relative to initial tumor volume. Each animal is represented as a separate bar (number of mice per group = 8).

In addition to the therapeutic opportunity associated with combining with other targeted therapies, we believe RLY-1971 has the potential to be a combination partner with the product candidates in our own precision oncology portfolio, RLY-4008 and RLY-2608.

Our clinical development plan

We initiated a Phase 1 clinical trial for RLY-1971 in patients with advanced solid tumors in the first quarter of 2020 with the primary objectives being to determine the maximum tolerated dose (MTD)/recommended Phase 2 dose (RP2D), and to define the overall safety profile of RLY-1971. The secondary objectives were to assess the pharmacokinetics, pharmacodynamics, and to explore preliminary anti-tumor activity of RLY-1971. Patients received RLY-1971 administered orally, once daily. Once daily oral dosing was selected based on projected human pharmacokinetics and exposures calculated from multi-species pharmacokinetics and allometric scaling.

In December 2020, we entered into the Genentech Agreement with Genentech for the development and commercialization of RLY-1971. Pursuant to the Genentech Agreement, development for RLY-1971 is governed by a joint development team between us and Genentech. In July 2021, Genentech initiated the cohort of RLY-1971 in combination with GDC-6036, its KRAS G12C inhibitor, in a Phase 1b trial.

Our Discovery Programs

We are deploying our Dynamo platform to advance three additional discovery-stage precision oncology programs. As with our lead programs, these programs leverage insights into protein conformational dynamics to address high-value, genetically validated oncogenes that previously have been intractable to, or inadequately addressed by, conventional drug-discovery approaches. We are also leveraging the power of our Dynamo platform to address genetically validated targets in monogenic diseases with two discovery-stage programs, where genetic alterations lead to disease-causing defects in protein conformational dynamics. We have also started work on an undisclosed program pursuant to our discovery collaboration agreement with EQRx to discover, develop, and commercialize novel medicines against validated oncology targets.

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

RLY-4008

While there are currently no approved products that selectively target FGFR2, we are aware of other companies developing therapeutics that selectively target FGFR2, including, but not limited to, Five Prime Therapeutics and Russian Pharmaceutical Technologies. Specifically, we expect RLY-4008 to compete with approved development stage non-selective inhibitors of the FGFR receptor family that are being tested in patients with FGFR2 alterations, including but not limited to, Incyte Corporation (pemigatinib), QED Therapeutics & Helsinn Group (infigratinib), Basilea Pharmaceutica AG (derazantinib), Janssen Pharmaceuticals, Inc. (erdafitinib), Otsuka Holdings Co., Ltd. through its subsidiary Taiho Pharmaceutical Co., Ltd. (futibatinib), Debiopharm Group (zoligratinib), Eisai Co., Ltd. (tasurgratinib), InnoCare Pharma Limited (gunagratinib), and Kinnate BioPharma (KIN-3248).

The development of RLY-4008 focuses on solid tumor patients with FGFR2 alterations, including ICC patients harboring FGFR2 gene fusions. While there are no approved systemic therapies for ICC, the current standard of care for unresectable or metastatic patients is first-line gemcitabine/cisplatin chemotherapy. In addition, there are other companies developing potentially competitive drug candidates in ICC including, but not limited to, Merck & Co, Astrazeneca plc, Merck KGaA, and NuCana plc.

RLY-2608 and Mutant-PI3Kα Inhibitor Program

We expect that RLY-2608, and our mutant-selective PI3Kα inhibitor program generally, will compete against an approved drug, Piqray (alpelisib), a non-selective PI3Kα inhibitor marketed by Novartis for the treatment of PI3Kα mutated breast cancer. We are aware of other companies developing therapeutics that target both wild-type and mutant PI3Kα, including, but not limited to, Roche Holding AG through its subsidiary Genentech, Menarini Group, Luoxin Pharma and Shanghai HaiHe Pharma Co. Loxo Oncology, a subsidiary of Eli Lilly and Company, as well as Scorpion Therapeutics, also have a preclinical development program for mutant-selective PI3Kα inhibitors.

RLY-1971

While there are currently no approved products targeting SHP2, we are aware of other companies in clinical trials developing therapeutics that target SHP2, including, but not limited to, Revolution Medicines in partnership with Sanofi S.A., Novartis International AG, Navire Pharma, Inc., Erasca, Inc. Jacobio Pharmaceuticals, Inc. in partnership with AbbVie Inc, Erasca Inc, Pfizer Inc, and InnoCare Pharma Limited.

Our Collaborations

Key License Agreements and Strategic Collaborations

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

Under the DESRES Agreement, there are three categories of targets: Category 1 Targets, Category 2 Targets and Category 3 Targets. We and D. E. Shaw Research agreed on a list of Category 1 Targets and Category 2 Targets as part of the DESRES Agreement. Category 1 Targets are targets that, among other things, we collaborate on with D. E. Shaw Research, D. E. Shaw Research has exclusivity obligations with respect to, and we may owe royalties on; Category 2 Targets are targets in connection with the potential re-categorization of which into a Category 1 Target, we may, among other things, perform in vitro non-clinical research and development (but not in vivo non-clinical development, clinical development or commercialization), and Category 3 Targets are all targets other than Category 1 Targets and Category 2 Targets. There are mechanisms for re-categorizing targets, and we and D. E. Shaw Research have re-categorized a number of targets since we entered into the collaboration. Our rights and obligations, and D. E. Shaw Research’s rights and obligations, with respect to targets vary by the category of each target. However, the parties only conduct collaborative activities together for Category 1 Targets, and we are limited to a maximum of thirteen Category 1 Targets in the current collaboration year (with such number potentially changing from year to year, with any increase in such number of targets subject to the collaboration in each collaboration year capped at four more than the highest number of such targets in the previous year). The sum of the number of Category 1 Targets and the number of Category 2 Targets is capped at twenty, in any event. The targets associated with all of our current programs in clinical development are Category 1 Targets under the DESRES Agreement.

Work product that is jointly developed with D. E. Shaw Research is initially co-owned with them. Specifically, intellectual property rights covering the composition of matter for RLY-1971 are currently co-owned by D. E. Shaw Research and us under this arrangement. We have the right to have patents claiming certain product candidates (including one claiming RLY-1971) assigned to us upon issuance of those patents. Although other compounds in our FGFR2 and PI3Kα programs were jointly conceived with D. E. Shaw Research, RLY-4008 and RLY-2608 were conceived solely by Relay Therapeutics inventors. For each Category 1 Target there is a limit of up to 10 core compounds and a total of 500 compounds including derivatives of those core compounds that can be designated as solely owned by us, provided that if D. E. Shaw Research provides us with notice that certain compounds cannot be designated as solely owned by us due to concerns in respect of a Category 3 Target, then the limit on Category 1 Target core compounds will increase by one and the limit on total compounds will increase by fifty, but subject to a maximum of 15 and 750, respectively, for each Category 1 Target. Each of we and D. E. Shaw Research grants to the other a perpetual, irrevocable, non-exclusive license for jointly held intellectual property, subject to certain exclusions.

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

Through December 31, 2021, we have made cash payments to D. E. Shaw Research totaling $24.2 million in the aggregate. On a product-by-product basis, we have also agreed to pay D. E. Shaw Research milestone payments upon the achievement of certain development and regulatory milestone events for products we develop under the DESRES Agreement that are directed to a Category 1 Target or any target that was a Category 1 Target. Our SHP2, FGFR2 and PI3K programs are each directed to Category 1 Targets. Such payments for achievement of development and regulatory milestones total up to $7.3 million in the aggregate for each of the first three products we develop, and up to $6.3 million in the aggregate for each product we develop after the first three.

Additionally, we have agreed to pay D. E. Shaw Research, on a product-by-product basis, with respect to products directed to Category 1 Targets or any target that was a Category 1 Target, royalties in the low single digits on worldwide net sales of products that we commercialize directed to the targets selected for development under the DESRES Agreement, subject to certain reductions. Royalties are payable on a product-by-product and country-by-country basis until the later of twelve years after first commercial sale in such country or the expiration of all applicable regulatory exclusivities in such country. On a product-by-product basis, we also agreed to pay D. E. Shaw Research sales milestone payments up to $36.0 million in the aggregate based on sales of each product directed to a Category 1 Target or any target that was a Category 1 Target. Further, if we enter into transactions granting third parties rights to a Category 1 Target or a compound or product directed to a Category 1 Target or any target that was a Category 1 Target. such as our collaboration with Genentech for RLY-1971 discussed below, but subject to certain exclusions, we will share with D. E. Shaw Research a percentage of the proceeds of such transactions ranging from the low- to high-single digits, depending on the stage of development of compounds or products directed to such target at the time we enter into such transaction. We also initially agreed to pay D. E. Shaw Research an annual collaboration fee of $7.9 million in August of each year during the initial research term, and such fee was increased by mutual agreement of the parties to $9.9 million in May of 2021. Such increased fee is payable each year between 2021 and 2025.

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

Unless Genentech elects to exercise its option to conduct the remainder of the ongoing Phase 1a clinical trial for RLY-1971, we will complete this trial. Genentech will be responsible for conducting all subsequent clinical development of RLY-1971, including in any combination trials with Genentech’s compound, GDC-6036, that directly binds to and inhibits KRAS G12C, or other compounds. In July 2021, Genentech initiated the cohort of RLY-1971 in combination with GDC-6036 in a Phase 1b trial.

We retain the right to develop RLY-1971 or certain other small molecule inhibitors of SHP2 developed under the Genentech Agreement, or a Licensed Candidate, or pharmaceutical product containing a Licensed Candidate, or a Licensed Product, in combination with any of our compounds targeting FGFR2, including RLY-4008, or PI3Kα, including RLY-2608, which we refer to as a Relay Combination Product. If we opt into the Profit/Cost Share described below, Genentech may share the development costs of any clinical trial for a Relay Combination Product.

Genentech has the sole right and responsibility to commercialize Licensed Products, in any and all combinations, except that we have the right to co-promote a Licensed Product solely as part of our commercialization of Relay Combination Products. Genentech will be solely responsible for all regulatory matters for all Licensed Candidates and Licensed Products after the assignment by us to Genentech of all related regulatory materials, including the investigational new drug, or IND, application for the Phase 1a Trial, other than with respect to Relay Combination Products.

Under the terms of the Genentech Agreement, we have received $75.0 million in an upfront payment, $20.0 million in milestone payments and are eligible to receive $5.0 million in additional near-term payments.

We have the option, exercisable one time in our sole discretion, to fund half of the development costs of RLY-1971 in the United States and share half of the net profits or net loss of commercializing RLY-1971 in the United States, which we refer to as the Profit/Cost Share. If we opt into the Profit/Cost Share, we will also be eligible to receive up to an aggregate of an additional $410.0 million upon the achievement of specified commercialization and sales-based milestones for RLY-1971 outside of the United States and tiered royalties ranging from low-to-mid teens on annual net sales of RLY-1971 outside of the United States, on a country-by-country basis, subject to reduction in certain circumstances. At any time prior to the third anniversary of the first commercial sale of RLY-1971 in the United States, we may elect to opt-out of further participation in the Profit/Cost Share. If we elect to opt-out, then Genentech’s milestone and royalty payment obligations will revert to the financial terms that would be applicable if we had not opted into the Profit/Cost Share as described below as of the effective opt-out date, with certain adjustments.

If we do not opt into the Profit/Cost Share, Genentech will be responsible for all development costs of RLY-1971 other than the costs incurred by us for the ongoing Phase 1a trial of RLY-1971, and we will be eligible to receive up to an aggregate of an additional $695.0 million upon the achievement of specified development, commercialization and sales-based milestones for RLY-1971 worldwide. We will also be eligible to receive tiered royalties ranging from low-to-mid teens on annual worldwide net sales of RLY-1971, on a country-by-country basis, subject to reduction in certain circumstances.

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

Other Collaborations

While we have invested extensively in our in-house capabilities and know-how, we selectively work with key collaborators and field experts on certain emerging experimental and computational tools and techniques we use in our drug discovery process. Most of our experimental collaborations are focused on the technologies we use to visualize protein structure at the atomic level.

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

RLY-4008

As of December 31, 2021, we co-owned with D. E. Shaw Research pending U.S. and foreign patent applications, which relate to our FGFR2 inhibitors. Any U.S. or foreign patents that may issue from this patent family, if granted and all appropriate maintenance fees paid, would be scheduled to expire in 2040, excluding any additional term for patent term adjustment or patent term extension, if applicable.

As of December 31, 2021, we wholly owned a pending U.S. patent application, a pending PCT patent application, and a pending foreign patent application, relating to RLY-4008 salts composition of matter, methods of treatment, solid forms and methods of manufacture. Any U.S. or foreign patents that may issue from this patent family, if granted and all appropriate maintenance fees paid, would be scheduled to expire in 2041, excluding any additional term for patent term adjustment or patent term extension, if applicable.

RLY-2608

As of December 31, 2021, we co-owned with D.E. Shaw Research a pending PCT application, and pending foreign patent applications, covering our PI3K program, which are directed to the composition of matter for the drug candidates of the program, analogs thereof, as well as methods of making and using these compounds. Any U.S. or foreign patents that may issue from this patent family, if granted and all appropriate maintenance fees paid, would be scheduled to expire in 2041, excluding any additional term for patent term adjustment or patent term extension, if applicable.

As of December 31, 2021, we wholly owned a pending U.S. provisional application and a foreign priority patent application relating to RLY-2608 salts composition of matter, methods of treatment, solid forms and methods of manufacture. Any U.S. or foreign patents that may issue from this patent family, if granted and all appropriate maintenance fees paid, would be scheduled to expire in 2042, excluding any additional term for patent term adjustment or patent term extension, if applicable.

RLY-1971

As of December 31, 2021, we wholly own a U.S. patent which relates to RLY-1971 composition of matter, that, if all appropriate maintenance fees are paid, is scheduled to expire in 2039, excluding any additional term for patent term adjustment or patent term extension, if applicable. As of December 31, 2021, we co-owned with D.E. Shaw Research pending U.S. and foreign patent applications covering our SHP2 program, which are directed to the composition of matter for drug candidates of the program, analogs thereof, as well as methods of making and using these compounds. Any U.S. or foreign patents that may issue from this patent family, if granted and all appropriate maintenance fees paid, would be scheduled to expire in 2039, excluding any additional term for patent term adjustment or patent term extension, if applicable. As of December 31, 2021, we wholly owned pending non-provisional patent applications which relate to RLY-1971, solid forms and methods of manufacture. Any U.S. or foreign patent that may issue from these patent applications would be scheduled to expire in 2040, excluding any additional term for patent term adjustment or patent term extension, if applicable.

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

Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO or other foreign jurisdiction are often significantly narrowed by the time they issue, if they issue at all. Any U.S. or foreign patent issuing from these provisional, PCT, or foreign patent applications (assuming they are timely converted into non-provisional applications, and such non-provisional applications are granted as issued patents) would be scheduled to expire twenty years from their earliest non-provisional priority filing date, excluding any additional term for patent term adjustment or patent term extension, and assuming national phase entries are timely made based upon the pending PCT application, and payment of all applicable maintenance or annuity fees. Any of our pending PCT patent applications are not eligible to become issued patents until, among other things, we file national stage patent applications within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent applications and any patent protection on the inventions disclosed in such PCT patent applications. Our provisional patent applications may never result in issued patents and are not eligible to become issued patents until, among other things, we file a non-provisional patent application and/or PCT patent application within 12 months of filing the related provisional patent application. If we do not timely file non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional and national stage patent applications relating to our provisional and PCT patent applications, we cannot predict whether any of our current or future patent applications for any of our product candidates or technology, will issue as patents. If we do not successfully obtain patent protection, or, even if we do obtain patent protection, if the scope of the patent protection we, Genentech, or our potential licensors, obtain with respect to any of our product candidates or technology is not sufficiently broad, we will be unable to prevent others from using our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies.

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

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects 200,000 or more individuals in the United States, there is no reasonable expectation that the cost of developing and making the product available in the United States for the disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees.

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

Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or an indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for Accelerated Approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120-day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and are responsible for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Failure to comply with statutory and regulatory requirements may subject a manufacturer to legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.

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

Other healthcare laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment.

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

Current and future healthcare reform legislation

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the United States Congress enacted the Affordable Care Act, or ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. The ACA includes provisions of importance to our potential product candidates that:

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020, and subsequent legislation, suspended these reductions from May 1, 2020 through March 31, 2021. A 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In the European Union, or EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed upon. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

Clinical trial approval

In April 2014, the EU adopted the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) which replaced the current Clinical Trials Directive 2001/20/EC on 31 January 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States (meaning no national implementing legislation is required). The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application, as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State, however overall related timelines are defined by the Clinical Trials Regulation.

Drug Review and Approval

In the EU, medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.

•
Centralized procedure—If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opining of the EMA’s Committee for Medicinal Products for Human Use, or, CHMP, the European Commission issues a single marketing authorization valid across the EU and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). The centralized procedure is compulsory for human medicines derived from biotechnology processes, advanced therapy medicinal products (i.e. gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions and viral diseases, and products designated as orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.
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

Periods of authorization and renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State for a nationally authorized product. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period, unless the European Commission or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in the case of the centralized procedure) or on the market of the authorizing EU Member State for a nationally authorized product within three years after authorization, ceases to be valid (the so-called sunset clause).

Drug and market exclusivity

In the EU, innovative products for therapeutic indications that are authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Pediatric studies and exclusivity

Prior to obtaining a marketing authorization in the EU, applicants must demonstrate compliance with all measures included in an EMA-approved pediatric investigation plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate or SPC, provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to 2 years before the SPC expires, even where the trial results are negative. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Orphan drug designation and exclusivity

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. In the EU a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

Similar to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Regulatory requirements after a marketing authorization has been obtained

In case an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•
Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•
The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.
•
The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

Brexit and the regulatory framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the EU, commonly referred to as Brexit, and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

Government regulation of the processing of personal data collected outside of the United States

In the event we conduct clinical trials in the EEA, we will be subject to additional data protection restrictions. The collection and use of personal data in the EEA, is governed by the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR applies to the processing of personal data of data subjects in the EEA by any company established in the EEA and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR sets forth data protection obligations for data controllers of personal data, including stringent requirements relating to notifying data subjects, about how personal data is used, requirements to conduct privacy impact assessments for certain “high risk” processing, limitations on retention of personal data, mandatory data breach notification in certain circumstances, and “privacy by design” requirements, and also creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA, which may deviate slightly from the GDPR, may result in fines of up to 4% of a company’s global revenues for the preceding financial year, or €20,000,000, whichever is greater. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR will require significant time, resources and expense, and we may be required to put in place additional controls and processes ensuring compliance with the new data protection rules. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set forth the UK’s data protection regime, which is independent from but aligned to the EU’s GDPR. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

Human Capital Resources

As of December 31, 2021, we had 245 full-time employees. 108 of our employees have M.D. or Ph.D. degrees. Within our workforce, 183 employees are engaged in research and development and 62 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We believe that our people are among our greatest assets and that a diverse and inclusive organization is more innovative and higher performing. We are committed to increasing representation of under-represented populations at our company, particularly in leadership roles. As of December 31, 2021, among our employees, 44% were female and 56% were male. Among our leadership (which we define as employees at the vice president level and above), approximately 18% were female. As of December 31, 2021, 28% of our employees and 14% of our leadership identify as being from diverse racial and ethnic groups. On our Board of Directors, four of our seven directors are women and/or from a diverse racial and ethnic group.

As part of our efforts to create a diverse and equitable workplace, our Diversity, Equity, Belonging and Inclusion Council, which is made up of a mix of employees from various functions and positions, provides strategic guidance, senior leader support and an operating budget to fund initiatives related to diversity, equity and inclusion. In 2021, we deepened our commitment to diversity, equity, belonging and inclusion by delivering programming focused on unconscious bias, race awareness and bystander intervention specifically in response to violence against the Asian American and Pacific Islander community. Our employee resource group led several volunteer and fundraising engagements in support of the communities in and surrounding Cambridge, Massachusetts, where our primary office and laboratory space is located.

As our workforce grows, we’re not only focused on recruiting top talent from a diverse range of backgrounds, industries and experiences, but also focused on retaining, developing and promoting our current employees. As of December 31, 2021, our company turnover rate is lower than the industry average. While the competition for talent remains strong as the number of biotechnology and pharmaceutical companies in the Cambridge area increases, we believe we can attract and retain the talent we need to be successful. We conduct periodic talent reviews to identify high performing and high potential talent within the organization. This data is used to inform specific development opportunities for current and future leaders, create custom leadership training, drive meaningful development conversations and enable succession planning for key roles. Additionally, all employees have access to a dedicated career coach to help foster continuous growth.

We regularly host company-wide sessions (virtual and onsite) where our employees brainstorm ideas, provide feedback on corporate initiatives, share scientific breakthroughs and recognize each other’s contributions and accomplishments. We conduct an employee survey to measure employee engagement and to inform future talent initiatives. We also rolled out technology which enables employees to provide anonymous real-time feedback.

In response to the ongoing COVID-19 pandemic, we implemented significant measures for the health and safety of our workforce and to ensure continuity of our operations. We regularly updated our safety protocols, taking into consideration national and local public health guidelines and input from our employees. We adopted a vaccination policy and provided employees with regular onsite COVID-19 testing, health screening, robust contact tracing and personal protective equipment such as masks. Throughout the pandemic, we enabled our workforce to work remotely and maintain a flexible schedule wherever possible. We leveraged remote hiring supported by virtual processes through which we provided a high level of interpersonal engagement and continued to expand our robust onboarding program to ensure all new hires are grounded in our business and culture.

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

Available Information

Our website address is www.relaytx.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors & Media” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other filings with the SEC unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our filings with the SEC or documents available on our website, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Research and Development Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through the “Investors & Media” portion of our website.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. We believe the risks described below include risks that are material to us as well as other risks that may adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations and growth prospects and could result in a complete loss of your investment.

Risks Related to Our Product Candidates

Risks Related to Clinical Development

We have never successfully completed any clinical trials, and we may be unable to do so for any product candidates we develop.

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have three product candidates, RLY-1971, RLY-4008 and RLY-2608, in first-in-human clinical development. We may not be able to file INDs for any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays with IND-enabling studies. Moreover, we cannot be sure that once we have submitted an IND, the FDA will allow further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. The FDA or other regulatory authorities may impose a clinical hold before or after a trial begins for a number of reasons outlined in FDA regulations, including if the FDA believes the study drug raises a significant risk of illness or injury. If the FDA imposes a clinical hold, trials may not commence or recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, the submission of an IND does not mean the FDA will allow clinical trials to begin and, if and when clinical trials do commence under an active IND, issues may arise that require suspension or termination of such trials. Further, commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. Regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for each product candidate and, consequently, the ultimate approval and commercial marketing of each product candidate. Our RLY-1971, RLY-4008 and RLY-2608 first-in-human clinical trials are ongoing, but we do not know whether any of our future clinical trials will begin on time or ever be completed on schedule, if at all.

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

It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct the required clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical and other nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our preclinical and other nonclinical studies and future clinical trials may not be successful.

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as more participants enroll and data mature. Preliminary or top-line data also remain subject to cleaning and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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
•
existing clinical trial sites may drop out of the clinical trial, which may require that we add new clinical trial sites or investigators;
•
clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials or we may decide to abandon product development programs;
•
the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•
our third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol;
•
we may elect to, or regulators or IRBs or ethics committees may require us or our investigators to, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•
the cost of clinical trials of our product candidates may be greater than we anticipate;
•
we may not be able to adequately project the timing and quantity of our product candidates or other materials necessary to conduct clinical trials of our product candidates or the supply or quality of these materials may be insufficient or inadequate; and

•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the clinical trials, or reports may arise from nonclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination or clinical hold due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays, including those caused by the ongoing COVID-19 pandemic, also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. Any delays in our preclinical or future clinical development programs may harm our business, financial condition and prospects significantly.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we will be deploying our drug discovery platform across a broad target space, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Furthermore, our ability to enroll patients may be significantly delayed by the ongoing COVID-19 pandemic and we do not know the extent and scope of such delays at this point.

In addition to the competitive clinical trial environment, the eligibility criteria of our planned clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure to assure their cancer is either severe enough or not too advanced to include them in a study. Additionally, the process of finding patients may prove costly. We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidates under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed.

We may also engage third parties to develop companion diagnostics for use in our clinical trials, but such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients with the targeted genetic mutations for our clinical trials. Further, if we are required to develop companion diagnostics and are unable to include patients with the targeted genetic mutations, this could compromise our ability to seek participation in the FDA’s expedited review and development programs, including Breakthrough Therapy Designation and Fast Track Designation, or otherwise to seek to accelerate clinical development and regulatory timelines. The FDA has indicated that if we continue RLY-4008 and RLY-2608 in a specific biomarker-defined population, a companion diagnostic device will be required to ensure their safe and effective use.

Clinical trial enrollment may be affected by other factors including:

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
•
the proximity and availability of clinical trial sites for prospective patients; and
•
factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g., complications due to the ongoing COVID-19 pandemic).

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

Any positive data from our preclinical or early clinical studies of our product candidates may not necessarily be predictive of the results of later clinical studies and any future clinical trials of our product candidates. Similarly, even if we are able to complete our planned preclinical and clinical studies or any future clinical trials of our product candidates according to our current development timeline, the positive data from such preclinical or early clinical studies and clinical trials of our product candidates may not be replicated in subsequent nonclinical studies or clinical trial results.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical and other nonclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or other regulatory authority approval.

Our current or future clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies or early clinical data and may result in a safety profile that would inhibit regulatory approval or market acceptance of any of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical or other nonclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical or other nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates.

We may develop future product candidates, in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials.

As is the case with many treatments for cancer and rare diseases, it is likely that there may be side effects associated with the use of our product candidates. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our clinical trials, or we may be required to abandon the clinical trials or our development efforts of one or more product candidates altogether. We, the FDA or other applicable regulatory authorities, or an IRB may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage clinical trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.

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

We intend to develop our current product candidates, and may develop future product candidates, for use in combination with one or more currently approved cancer therapies. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate our current product candidates or any other future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities. We will not be able to market and sell our SHP2 program, FGFR2 program, or PI3K program or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. Pursuant to the Genentech Agreement, as further described above, Genentech will assume the development of RLY-1971, including developing RLY-1971 in combination with Genentech’s KRAS G12C program.

If the FDA or similar regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with our current product candidates or any product candidate we develop, we may be unable to obtain approval of or market our SHP2 program, FGFR2 program, or PI3K program or any product candidate we develop.

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

Regulatory approval of novel product candidates such as ours can be more expensive, riskier and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to our and regulatory agencies’ lack of experience with them. The novelty of our mechanism of action may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. The novel mechanism of action also means that fewer people are trained in or experienced with product candidates of this type, which may make it more difficult to find, hire and retain personnel for research, development and manufacturing positions. Because our inhibitors utilize a novel mechanism of action that has not been the subject of extensive study compared to more well-known product candidates, there is also an increased risk that we may discover previously unknown or unanticipated adverse effects during our preclinical or other nonclinical studies and clinical trials. Any such events could adversely impact our business prospects, financial condition and results of operations.

We are conducting, or have filed clinical trial applications to conduct, clinical trials for our product candidates outside the United States, and the FDA and similar foreign regulatory authorities may not accept data from such trials.

We are conducting, or have filed clinical trial applications to conduct, additional clinical trials outside the United States, including Australia, the United Kingdom, Europe and Asia and may conduct, or file clinical trial applications to conduct, additional clinical trials in other foreign jurisdictions in the future. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from clinical trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Risks Related to Obtaining Regulatory Approvals

If we are not able to obtain, or if delays occur in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by similar authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. Currently, all of our product candidates are in development, and we have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. It is possible that our product candidates, including any product candidates we may seek to develop in the future, will never obtain regulatory approval. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive nonclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. In addition, regulatory authorities may find fault with our manufacturing process or facilities or that of third-party contract manufacturers. We may also face greater than expected difficulty in manufacturing our product candidates.

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and often takes many years. If the FDA or a similar foreign regulatory authority requires that we perform additional nonclinical or clinical trials, approval, if obtained at all, may be delayed. The length of such a delay varies substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA, 510(k), premarket approval application, or PMA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and similar authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•
the FDA or similar foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•
we may not be able to enroll a sufficient number of patients in our clinical studies;
•
we may be unable to demonstrate to the satisfaction of the FDA or similar foreign regulatory authorities that a product candidate is safe and effective for its proposed indication or a related companion diagnostic is suitable to identify appropriate patient populations;
•
the results of clinical trials may not meet the level of statistical significance required by the FDA or similar foreign regulatory authorities for approval;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA or similar foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
•
the FDA or similar foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA or similar foreign regulatory authorities may significantly change such that our clinical data are insufficient for approval.

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

We are currently evaluating the safety and tolerability of RLY-1971 in a Phase 1 dose escalation/dose expansion study in patients with advanced or metastatic solid tumors and pursuant to the Genentech Agreement entered into in December 2020, future development for RLY-1971, including the potential to conduct multiple combination studies, is governed by a joint development team between us and Genentech. In July 2021, Genentech initiated the cohort of RLY-1971 in combination with GDC-6036, its KRAS G12C inhibitor, in a Phase 1b trial. We estimate there are approximately 38,000 patients annually in the United States with advanced lung cancer or colorectal cancer who might benefit from a combination of RLY-1971 with another targeted inhibitor. In the future, if RLY-1971 advances to earlier lines of combination treatment for lung cancer or colorectal cancer, we believe it could be applied in the treatment of approximately 70,000 patients annually in the United States. The subset of patients with KRAS G12C mutations in lung cancer and colorectal cancer who could potentially benefit from the combination of RLY-1971 with GDC-6036 is approximately 17,000 to 32,000 annually in the United States.

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

In December 2021, we dosed the first patient in a first-in-human clinical trial for RLY-2608, the first known allosteric, pan-mutant (H1047X, E542X and E545X) and isoform-selective PI3Kα inhibitor in clinical development. We believe RLY-2608 has the potential to address approximately 50,000 to 156,000 patients per year in the United States, one of the largest patient populations for a precision oncology medicine.

Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with RLY-1971, RLY-4008 or RLY-2608 or other product candidates, are based on estimates.

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

Many of the companies that we compete against or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or earlier stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, we cannot predict whether our current competitive advantages, such as our ability to leverage our Dynamo platform and our relationship with D. E. Shaw Research, will remain in place in the future. If these or other barriers to entry do not remain in place, other companies may be able to more directly or effectively compete with us.

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

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or similar foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

Furthermore, while the termination of the DESRES Agreement would not directly impact the development of our lead product candidates, we cannot predict the effects such termination could have on our preclinical studies and development efforts and our ability to discover and develop additional product candidates. In particular, the technologies accessed through D. E. Shaw Research, including the Anton 2 supercomputer, are important aspects of our Dynamo platform, and we do not currently have access to another source of computational power comparable to that provided by the Anton 2 supercomputer. Currently, not only is our collaboration with D. E. Shaw Research for a limited time period, but it is also limited with respect to the number of target proteins available under the collaboration (with such number subject to increases or decreases from year to year, and with the number of total targets across categories capped at twenty, subject to some limitations), which could restrict our ability to broaden our platform across a larger number of targets and programs.

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

We rely on third parties to conduct our ongoing clinical trials of RLY-1971, RLY-4008 and RLY-2608 and expect to rely on third parties to conduct future clinical trials, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We rely and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates, including our first-in-human clinical trials of RLY-1971, RLY-4008 and RLY-2608, currently enrolling patients. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

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

We, our principal investigators and our CROs are required to comply with regulations, including Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and similar foreign regulatory authorities for any products in clinical development, including the EMA and the Medicines and Healthcare Products Regulatory Agency. These regulatory authorities enforce GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or similar foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, these regulatory authorities will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under current Good Manufacturing Practice, or cGMP, regulations. Our failure or the failure of our principal investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we designed our first-in-human clinical trials of RLY-1971, RLY-4008 and RLY-2608 and intend to design the future clinical trials for the product candidates that we develop, we expect that CROs will conduct all of our clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA pursuant to pre-approval inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to pass regulatory inspections and/or maintain regulatory compliance for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a similar foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our product candidates.

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

Our product candidates and any products that we may develop may compete with other product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Due to capacity constraints at cGMP manufacturers relating to the ongoing COVID-19 pandemic, we have been required to forecast the amount of clinical trial supply needed for our clinical trials further in advance than had typically been required and there is limited flexibility to adjust our manufacturing needs as our clinical trials progress, which may lead to added costs or delays in our clinical trials.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We are also unable to predict how the ongoing COVID-19 pandemic may affect our third-party manufacturers, including any potential disruptions to our global supply chain. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers, which we may not be able to do on reasonable terms, if at all, or manufacture the materials ourselves, for which we may not have the capabilities or resources. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original contract manufacturing organization, or CMO, and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. Changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. We may incur added costs and delays in identifying and qualifying any such replacement. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates.

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

The active pharmaceutical ingredients, or API, used in our product candidates are supplied to us from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We do not currently have arrangements in place for a redundant or second-source supply of any such API in the event any of our current suppliers of such API cease their operations for any reason. We are also unable to predict how changing global economic conditions or potential global health concerns such as the ongoing COVID-19 pandemic will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

We have entered into and may enter into collaborations with third parties for one or more of our programs or product candidates, such as the Genentech Agreement, our global collaboration and license agreement with Genentech to develop and commercialize RLY-1971. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that any future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them.

Any collaborations we enter into may pose several risks, including the following:

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $363.9 million, $52.4 million, and $75.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. We had an accumulated deficit of $768.1 million as of December 31, 2021. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our drug discovery platform and initial product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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
•
the changing and volatile U.S. and global economic environments, including as a result of the ongoing COVID-19 pandemic; and
•
future accounting pronouncements or changes in our accounting policies.

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

The development of pharmaceutical products is capital-intensive. We are continuing our clinical trials of our lead product candidates, RLY-4008, RLY-2608 and RLY-1971, and advancing our other product candidates through preclinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we are incurring additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents and investments will be sufficient to fund our operations through at least the next 12 months. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors, resulting from the ongoing COVID-19 pandemic or similar public health crisis;
•
the scope, progress, results and costs of our current and future clinical trials of RLY-4008 and RLY-2608 and additional preclinical research of our PI3Kα mutant selective inhibitor programs;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect your rights as a common stockholder. We may offer and sell up to an aggregate amount of $300.0 million of our common stock from time to time in “at the market” offerings pursuant to the sales agreement, or the Sales Agreement, with Cowen and Company, LLC, subject to the limitations thereof. As of December 31, 2021, no shares of common stock have been sold under the Sales Agreement. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Risks Related to COVID-19 and the Global Economy

The ongoing COVID-19 pandemic has impacted our business and any future pandemic, epidemic, or outbreak of an infectious disease could similarly affect our business and our financial results and could cause further disruption to the development of our product candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. While progress has been made in the fight against the ongoing COVID-19 pandemic, including the broad dissemination and administration of vaccines in certain countries, the COVID-19 pandemic has continued to spread globally, including in all 50 states within the United States, including specifically Cambridge, Massachusetts where our primary office and laboratory space is located. The COVID-19 pandemic has continued to evolve as new variants of COVID-19 have been identified and spread, which have led to various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the COVID-19 pandemic may continue to affect our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the severity and duration of additional variant outbreaks, vaccination rates where we or our third party partners conduct operations, and the actions to contain COVID-19 or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the United States, including our ability to obtain slots for IND-enabling studies and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if infection rates remain high. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, if any patients enrolled in our clinical trials are infected with COVID-19, they may not be able to complete these trials. Further, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Additionally, timely enrollment in ongoing and planned future clinical trials is dependent upon clinical trial sites which could be adversely affected by global health matters, such as pandemics. We conduct clinical trials for our product candidates in geographies which continue to be affected by COVID-19. Some factors from the ongoing COVID-19 pandemic that will delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

•
the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•
limitations on travel that could interrupt key trial and business activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our clinical trials;
•
the potential negative effect on the operations of our third-party manufacturers, suppliers or other collaboration partners, including issues due to worker shortages, supply chain disruptions such as delays in procurement of manufacturing equipment and any related parts, facilities and production suspensions and a sudden increase in demand for certain goods and services, such as medical services and supplies;
•
interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and conditioning drugs and other supplies used in our clinical trials; and
•
business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the SEC or FDA.

These and other factors arising from the ongoing COVID-19 pandemic could worsen as the pandemic continues to evolve. Any of these factors, and other factors related to any unforeseen disruptions, have had and could continue to have a material adverse effect on our business and our results of operation and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the ongoing COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. See “—The COVID-19 pandemic has impacted our business and any future pandemic, epidemic, or outbreak of an infectious disease could similarly affect our business and our financial results and could cause further disruption to the development of our product candidates.” A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Our commercial success will depend in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates, and our core technologies, including our novel target discovery technology and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. See “Business—Intellectual Property” for more information regarding the patent application status for our product candidates. Other than our U.S. patent relating to RLY-1971 composition of matter, we do not own or in-license any issued patents relating to our platform, our SHP2 program, FGFR2 program, or PI3K program.

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

If the FDA or a similar foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval and applicable product tracking and tracing requirements. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

European data collection is governed by restrictive regulations governing the processing and cross-border transfer of personal information.

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional data collection restrictions. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data of individuals in the EEA, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, providing notice to the individuals to whom the personal data relates regarding data processing activities, implementing safeguards to protect the privacy and security of personal data, providing notification of data breaches in certain circumstances, and taking certain measures when engaging third-party processors or sub-processors. The GDPR focuses on accountability of data controllers (such as us) and requires us to put in place all technical and organizational measures (privacy by design and by default) to ensure that we meet our obligations. It also increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to €10,000,000 or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to €20,000,000 or up to 4% of our total worldwide annual turnover for more serious offenses. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our activities in the EEA. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

We must also ensure that we maintain adequate safeguards or have other legal bases to enable the transfer of personal data outside of the EEA and UK in compliance with the EU GDPR and UK GDPR, in particular for transfers to the United States. In 2020, in a ruling about the EU-U.S. Privacy Shield, the Court of Justice of the EU raised questions about whether the European Commission’s Standard Contractual Clauses, or SCCs, can lawfully be used for personal data transfers from the EU to the United States or most other countries. Furthermore, on June 4, 2021, the European Commission issued new forms of SCCs for data transfers of personal data from controllers or processors in the EU (or otherwise subject to the GDPR) to controllers or processors established outside the EU. The new form of SCCs has replaced the SCCs that were adopted previously under the EU Data Protection Directive. We will be required to transition to the new form of SCCs when these safeguards are used as the basis for transferring personal data out of the EEA and doing so may require significant effort and cost. The new SCCs may also impact our business as companies based in Europe may be reluctant to utilize the new SCCs to legitimize transfers of personal data to third countries given the burdensome requirements of transfer impact assessments and the substantial obligations that the new SCCs impose upon exporters. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our business and on our ability to commercialize our products in the future, including with European or multi-national pharmaceutical partners.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, similar regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In short, the foreign regulatory approval process involves all of the risks associated with FDA approval. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we may intend to charge for our products will also be subject to approval.

If we are unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.

In connection with the clinical development of our product candidates for certain indications, we may engage third parties to develop or obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our product candidates. Further, the FDA has indicated that if we continue RLY-4008 and RLY-2608 in a specific biomarker-defined population, a companion diagnostic device will be required to ensure their safe and effective use. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. The FDA and similar foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

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

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and governments of foreign jurisdictions in which we conduct our business.

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
•
the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Affordable Care Act, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests of such physicians and their immediate family members. Effective January 1, 2022, these reporting obligations were extended to include transfers of value made to certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified-nurse midwives);
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and its implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the creation, maintenance, receipt, or other use or disclosure of individually identifiable health information, including mandatory contractual terms with business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information . HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws, including for example the EU GDPR, which became effective May 2018 also govern the privacy and security of health information and other personal information in some circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state and foreign requirements and if we fail to comply with an applicable state or foreign law requirement we could be subject to penalties. Further, many state laws governing the privacy and security of health information in certain circumstances, differ from each other in significant ways, thus complicating compliance efforts.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, reputational harm, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

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

As part of our business strategy, we may seek orphan drug designation for certain of our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In January 2022, the FDA granted orphan drug designation to RLY-4008 for the treatment of cholangiocarcinoma.

Similarly, in Europe, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product will be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if another drug with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek orphan drug designation for our product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations. In addition, the FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We may seek accelerated approval of our FGFR2 program or our PI3K program and for future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken; however, pursuant to the CARES Act and subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. A 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its product candidates available to eligible patients as a result of the Right to Try Act. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health and Human Services, or HHS, to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021, CMS rescinded the MFN rule. Additionally, on

November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. Separately, in response to the ongoing COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our nonclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related to Growth and Acquisitions

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2021, we had 245 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Given our limited operating history, we are still in the process of implementing our internal security measures. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses, ransomware attacks and other unauthorized access. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidate or any future product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidate or any future product candidates could be hindered or delayed. In addition, in response to the ongoing COVID-19 pandemic, part of our workforce is currently working remotely. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions.

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

Our current operations are located in Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, including any potential effects from the current global spread of COVID-19, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters or pandemics such as the ongoing COVID-19 pandemic could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Common Stock

Risks Related to Our Loss of Status as an “Emerging Growth Company”

Commencing December 31, 2021, we are no longer an “emerging growth company” as defined in the JOBS Act, and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.

As of June 30, 2021, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, as of December 31, 2021, we no longer qualified as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a large accelerated filer, we are now subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company. These requirements include:

•
compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404;
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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $19.05 to an intraday high of $64.37 through February 18, 2022. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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

As of December 31, 2021, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 56.3% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2021, we had federal net operating loss carryforwards of approximately $466.2 million, and our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above.

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

As a public company, and particularly since we are no longer an “emerging growth company,” we have incurred and expect to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Because we are no longer an emerging growth company, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have been and will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 or that we will not be able to comply with the requirements of Section 404 in a timely manner. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located at 399 Binney Street, Cambridge, Massachusetts 02139, where we lease and occupy approximately 46,631 square feet of office and laboratory space. The current term of our lease at 399 Binney Street expires April 30, 2029, with an option to extend the term five additional years with 12 to 15 months’ notice at agreed upon market rates.

On May 26, 2021, we also agreed to lease 41,474 square feet of laboratory and office space at 60 Hampshire Street, Cambridge, Massachusetts 02139. The term of our lease at 60 Hampshire Street expires 10 years following lease commencement, which is expected upon our initial occupancy in 2022.

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

Holders of Our Common Stock

As of February 1, 2022, there were approximately 33 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

In July 2020, we issued 23,000,000 shares of our common stock in our IPO at a price of $20.00 per share. The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from July 16, 2020, the closing market price on the first trading day of our common stock, through December 31, 2021. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on July 16, 2020 and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of, nor is it intended to forecast, future stock price performance.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which we acquired ZebiAI Therapeutics, Inc., or ZebiAI. Pursuant to the terms of the Merger Agreement and as partial consideration for our acquisition of ZebiAI, on April 22, 2021, we issued 1,914,219 shares of our common stock to former stockholders, option holders and warrant holders of ZebiAI, or the Merger Shares, in a private offering pursuant to an exemption from registration afforded by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. Pursuant to the Merger Agreement and related Registration Rights Agreement, we subsequently filed registration statements with the SEC pursuant to which we registered for resale the Merger Shares. We have agreed to maintain the effectiveness of the registration statements until such time as all Merger Shares covered by the registration statements have been sold or may be sold under Rule 144 without manner of sale restrictions or volume limitations, subject to certain exceptions.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Reserved

Not applicable.

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

We have deployed our technology platform to build a pipeline of product candidates to address targets in precision medicine where there is clear evidence linking target proteins to disease and where molecular diagnostics can unambiguously identify relevant patients for treatment. We believe this approach will increase the likelihood of successfully translating a specific pharmacological mechanism into clinical benefit.

Our pipeline consists of programs which we believe target previously unsolved drug discovery challenges, or what we term “Innovators”, and programs which we believe target problems with “existing” answers, such as an approved therapy, for which we believe there is inadequate treatment and seek to rapidly create novel solutions, or what we term “Challengers.” Our lead product candidates are RLY-4008, RLY-2608, which are part of our Innovator portfolio, and RLY-1971, which is part of our Challenger portfolio.

•
RLY-4008. In the third quarter of 2020, we initiated a first-in-human clinical trial for RLY-4008, a potent, selective and oral small molecule inhibitor of fibroblast growth factor receptor 2, or FGFR2, for patients with advanced or metastatic FGFR2-altered solid tumors. In October 2021, we announced initial clinical data from this trial. We believe the interim clinical data as of the data cut-off date of September 9, 2021, or the Interim Data Cut-off Date, suggest robust inhibition of FGFR2 in the first 49 subjects that was not shown to be limited by off-target toxicities, including hyperphosphatemia and diarrhea. The initial pharmacokinetic and predicted receptor occupancy data suggest that all once daily dose levels above 30 mg of RLY-4008 administered as of the Interim Data Cut-off Date can achieve >85% continuous inhibition of FGFR2. At those levels, acute toxicities that would limit dose intensity have generally not been observed as of the Interim Data Cut-off Date. Approximately 80% of all patients treated achieved reductions in tumor size as of the Interim Data Cut-off Date, which was observed across dose levels, tumor types and FGFR2 alterations and lines of treatment. In December 2021, we initiated expansion cohorts at a continuous 70 mg once-daily dose. In January 2022, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to RLY-4008 for the treatment of cholangiocarcinoma.
•
RLY-2608. In December 2021, we dosed the first patient in a first-in-human clinical trial for RLY-2608, the first known allosteric, pan-mutant (H1047X, E542X and E545X) and isoform-selective phosphoinostide 3 kinase alpha, or PI3Kα, inhibitor in clinical development. RLY-2608 is the lead program of multiple efforts in our PI3Kα franchise to discover and develop mutant selective inhibitors of PI3Kα. In the fourth quarter of 2021, we announced preclinical data for RLY-2608. The data show that in preclinical models, RLY-2608 preferentially binds to mutant PI3Kα at a novel allosteric site discovered by the Dynamo platform. The data also suggest that projected clinically relevant doses of RLY-2608 achieved tumor regression in PIK3CA mutant in vivo xenograft mouse models representing H1047R and E545K mutations with significantly reduced impact on glucose metabolism compared to non-mutant selective active site inhibitors. The data further show that in preclinical models, RLY-2608 combines with standard of care therapies facilitated regressions in ER+/HER2- breast cancer.

•
RLY-1971. We initiated a Phase 1 clinical trial for RLY-1971, our inhibitor of Src homology region 2 domain-containing phosphatase-2, or SHP2, in patients with advanced solid tumors in the first quarter of 2020. In December 2020, we entered into a global collaboration and license agreement, or the Genentech Agreement, with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of RLY-1971. In July 2021, Genentech initiated the cohort of RLY-1971 in combination with GDC-6036, its KRAS G12C inhibitor, in a Phase 1b trial.

In addition to the three product candidates described above, we have over five discovery stage programs across both precision oncology and genetic disease indications. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of our therapies.

We were incorporated in May 2015. We have devoted substantially all of our resources to developing our lead product candidates, developing our innovative computational and experimental approaches on protein motion, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of preferred stock, convertible debt and proceeds from public offerings of our common stock. Additionally, in 2021, we received an aggregate of $95.0 million in connection with the Genentech Agreement.

In October 2021, we completed a public offering, or the October 2021 Offering, of 15,188,679 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 1,981,132 shares, at an offering price of $26.50 per share, for net proceeds of $382.2 million, after deducting underwriting discounts and commissions and other offering expenses. In July 2020, we closed our initial public offering, or IPO, and issued 23,000,000 shares of our common stock at a price of $20.00 per share for net proceeds of $425.3 million, after deducting underwriting discounts and commissions and offering expenses. Prior to our IPO, we had received gross proceeds of approximately $520.0 million from sales of our preferred stock and our issuance of convertible debt.

In December 2020, we entered into the Genentech Agreement with Genentech, for the development and commercialization of RLY-1971. Under the terms of the Genentech Agreement, we received $75.0 million in an upfront payment and $20.0 million in milestone payments from Genentech in 2021. We are eligible to receive an additional $5.0 million in near-term payments; and, if we do not opt into a U.S. profit/cost share, up to $695.0 million in additional development, commercialization and sales-based milestones for RLY-1971; and tiered royalties on annual global net sales (on a country-by-country basis), anticipated to be in the low-to-mid-teens, subject to reductions in certain circumstances. Additionally, we are eligible to receive additional royalties in the event of regulatory approval of RLY-1971 and Genentech’s compound, GDC-6036, that directly binds to and inhibits KRAS G12C, in combination. We have the right to opt-in to a 50/50 U.S. profit/cost share and if we do opt into the U.S. profit/cost share, we are eligible to receive up to $410.0 million in additional commercialization and sales-based milestones for RLY-1971 outside of the U.S. and tiered royalties on annual net sales outside of the U.S. (on a country-by-country basis), anticipated to be in the low-to-mid-teens, subject to reduction in certain circumstances. We also retain the right to develop RLY-1971 in combination with our FGFR2 and PI3Kα programs.

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

The ongoing COVID-19 pandemic has presented a substantial public health and economic challenge around the world and continues to affect our employees, patients, communities and business operations. The extent to which the

COVID-19 pandemic may continue to affect our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the severity and duration of additional variant outbreaks, vaccination rates where we or our third party partners conduct operations, and the actions to contain COVID-19 or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the United States, including our ability to obtain slots for IND-enabling studies, recruit and retain patients, principal investigators and site staff in our clinical trials, obtain sufficient clinical trial supply of our product candidates due to supply chain disruptions or interruptions in global shipping, as well as activate new clinical trial sites. To date, we have been able to continue to enroll our patients in first-in-human clinical trials for RLY-1971, RLY-4008 and RLY-2608, and we currently do not anticipate any interruptions in clinical enrollment or any material adverse impact on our financial condition or results of operations due to the COVID-19 pandemic. However, we are continuing to assess the potential impact of the ongoing COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system. See “—The ongoing COVID-19 pandemic has impacted our business and any future pandemic, epidemic, or outbreak of an infectious disease could similarly affect our business and our financial results and could cause further disruption to the development of our product candidates” for a more detailed discussion of the risks related to the COVID-19 pandemic.

Additionally, inflation generally affects us by increasing our employee-related costs and clinical trial expenses. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2021.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $363.9 million, $52.4 million and $75.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $768.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate increasing operating losses for at least the next several years.

We anticipate that our expenses will increase substantially if and as we:

•
conduct our current and future clinical trials of RLY-4008, and RLY-2608 and additional preclinical research and development of our PI3Kα mutant selective inhibitor programs and other early-stage programs;
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

We believe our cash, cash equivalents and investments of $958.1 million as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into at least 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Components of our Results of Operations

Revenue

To date, our revenue consists primarily of amounts related to the Genentech Agreement. We recognize our revenue as the performance obligations are satisfied under the agreement.

Operating Expenses

Our operating expenses since inception have primarily consisted of research and development costs and general and administrative costs. During the year ended December 31, 2021, we also incurred other operating expenses in connection with the acquisition of ZebiAI.

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

We began tracking external development costs by program on January 1, 2020 for programs that have entered clinical trials. We do not allocate internal costs, facilities costs or other overhead costs to specific programs. The following summarizes our costs based on their status in development:

	Year Ended December 31,
	2021	2020
External costs for programs in clinical trials	$18,367	$7,447
External costs for programs in discovery and pre-clinical studies	69,838	42,431
External costs for platform research and other research and development activities	16,007	11,544
Employee related expenses	68,438	38,440
Total research and development expenses	$172,650	$99,862

Our most advanced development programs, RLY-1971, RLY-4008 and RLY-2608, are enrolling patients in first-in-human clinical trials. We have over five discovery stage programs across both precision oncology and genetic disease indications. Costs incurred for these programs include costs incurred to support our discovery research and translational science efforts up to the initiation of first-in-human clinical development. Platform research and other research and development activities include costs that are not specifically allocated to active product candidates, including facilities costs, depreciation expense and other costs. Employee related expenses includes salary, wages, stock-based compensation and other costs related to our personnel, which are not allocated to specific programs or activities.

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•
the scope, rate of progress, expense and results of our preclinical development activities, any future clinical trials of RLY-4008, RLY-2608 or other product candidates and other research and development activities that we may conduct;
•
uncertainties in clinical trial design and patient enrollment or drop out or discontinuation rates;
•
establishing an appropriate safety and efficacy profile with IND-enabling studies;
•
the initiation and completion of future clinical trial results;
•
the timing, receipt and terms of any approvals from applicable regulatory authorities including the FDA and non-U.S. regulators;
•
significant and changing government regulation and regulatory guidance;

•
potential additional studies requested by regulatory agencies;
•
establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers in order to ensure that we or our third-party manufacturers are able to make product successfully;
•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers or other vendors resulting from the ongoing COVID-19 pandemic or a similar public health crisis;
•
the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•
maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue to conduct clinical trials of RLY-4008 and RLY-2608, as well as identify and develop additional product candidates.

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

In-Process Research and Development Expenses

In-process research and development expenses consist of the cost of acquiring in-process research and development assets that have no alternative future use, specifically in connection with our acquisition of ZebiAI. We do not expect to record incremental expenses in connection therewith in future periods.

Loss on Initial Consolidation of Variable Interest Entity

Loss on initial consolidation of variable interest entity consists of the difference between total consideration transferred and the fair value of net assets acquired and liabilities assumed in connection with our acquisition of ZebiAI. We do not expect to record incremental losses in connection therewith in future periods.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of contingent consideration liability consists of fluctuations in the estimated fair value of contingent milestone payments under the Merger Agreement with ZebiAI. In future periods, we expect the fair value of such contingent milestone payments to increase or decrease based on, among other things, our estimates of the probability of achieving and timing of the contingent milestone payments, as well as changes in market interest rates and the time value of money.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; other expenses associated with operating as a public company, including compliance with exchange listing and Securities and Exchange Commission, or SEC requirements, director and officer insurance costs, and investor and public relations costs; travel expenses; and

facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal NOL carryforwards of $371.4 million available to reduce taxable income, of which $43.1 million expire beginning in 2035 and $328.2 million do not expire. We have state NOL carryforwards of $466.2 million as of December 31, 2021 available to reduce future state taxable income, which expire at various dates beginning in 2035.

As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $14.9 million and $4.2 million, respectively, which begin to expire in 2035 and 2030, respectively.

Results of Operations

Comparison of years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
License and other revenue	$3,029	$82,654	$(79,625)
Operating expenses:
Research and development expenses	$172,650	$99,862	$72,788
In-process research and development expenses	123,000	-	123,000
Loss on initial consolidation of variable interest entity	11,855	-	11,855
Change in fair value of contingent consideration liability	2,836	-	2,836
General and administrative expenses	57,386	38,588	18,798
Total operating expenses	367,727	138,450	229,277
Loss from operations	(364,698)	(55,796)	(308,902)
Interest income and other expense	826	3,384	(2,558)
Net loss	$(363,872)	$(52,412)	$(311,460)

License and Other Revenue

We recognized revenue of $3.0 million and $82.7 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2020, revenue was recognized for substantially all of the $85.0 million upfront payment under the Genentech Agreement upon transfer of the license. During the year ended December 31, 2021, $3.0 million of revenue was recognized, primarily due to the satisfaction of certain ongoing performance obligations to provide research and development services under the Genentech Agreement to Genentech.

Research and Development Expenses

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Employee related expenses	$68,438	$38,440	$29,998
Outside and consulting services	63,855	38,563	25,292
Clinical trial expenses	18,367	7,446	10,921
Depreciation of laboratory equipment	3,117	2,889	228
Laboratory supplies and other costs	10,875	6,754	4,121
Facilities and other allocated expenses	7,998	5,770	2,228
Total research and development expenses	$172,650	$99,862	$72,788

Research and development expenses were $172.7 million for the year ended December 31, 2021 compared to $99.9 million for the year ended December 31, 2020. The increase of $72.8 million was primarily due to $30.0 million of increased employee related costs, including $10.2 million of additional stock-based compensation expense, primarily due to increases in our stock price and increased headcount, $25.3 million of increased outside and consulting services for clinical and pre-clinical candidates, $10.9 million of increased clinical trial expenses and $6.6 million of increased laboratory supplies and other costs, facility costs and depreciation expense.

In-Process Research and Development Expenses

In-process research and development expenses of $123.0 million were recognized for the year ended December 31, 2021 in connection with the in-process research and development asset pursuant to the asset acquisition of ZebiAI in the second quarter of 2021. No such expenses were incurred during the year ended December 31, 2020.

Loss on Initial Consolidation of Variable Interest Entity

Loss on initial consolidation of variable interest entity of $11.9 million was recognized for the year ended December 31, 2021 in connection with the acquisition of ZebiAI in the second quarter of 2021. No such expenses were incurred during the year ended December 31, 2020.

Change in Fair Value of Contingent Consideration Liability

The fair value of our contingent consideration liability for milestone payments under the Merger Agreement with ZebiAI increased by $2.8 million between the acquisition date in April 2021 and December 31, 2021. The increase was attributable to the time value of money. There were no similar amounts in the prior period. In future periods, we expect the fair value of contingent consideration to increase or decrease based on, among other things, our estimates of the probability of achieving and timing of the contingent milestone payments, as well as changes in market interest rates and the time value of money.

General and Administrative Expenses

General and administrative expenses were $57.4 million for the year ended December 31, 2021 compared to $38.6 million for the year ended December 31, 2020. The increase of $18.8 million was primarily due to $12.8 million of increased employee related costs, including $6.3 million of additional stock-based compensation expense, primarily due to increases in our stock price and increased general and administrative headcount to support the growth of our organization, and $6.0 million of other general and administrative expenses primarily attributed to increases in insurance, advisory, consulting and other expenses.

Other Income (Expense), Net

Other income, net, was $0.8 million for the year ended December 31, 2021 compared to $3.4 million for the year ended December 31, 2020 due primarily to decreases in interest rates.

Comparison of years ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
License and other revenue	$82,654	$—	$82,654
Operating expenses:
Research and development expenses	$99,862	$70,306	$29,556
General and administrative expenses	38,588	13,742	24,846
Total operating expenses	138,450	84,048	54,402
Loss from operations	(55,796)	(84,048)	28,252
Interest income and other expense	3,384	8,743	(5,359)
Net loss	$(52,412)	$(75,305)	$22,893

License and Other Revenue

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

Research and development expenses were $99.9 million for the year ended December 31, 2020 compared to $70.3 million for the year ended December 31, 2019. The increase of $29.6 million was primarily due to $18.5 million of increased employee related costs, including $12.0 million of additional stock-based compensation expense, primarily due to increases in our stock price and increased headcount, and $11.4 million in increased outside and consulting expenses associated with our clinical and pre-clinical candidates.

General and Administrative Expenses

General and administrative expenses were $38.6 million for the year ended December 31, 2020 compared to $13.7 million for the year ended December 31, 2019. The increase of $24.8 million was primarily due to $19.2 million of increased employee related costs, including $15.5 million of additional stock-based compensation expense, primarily due to increases in our stock price and increased general and administrative headcount to support the growth of our organization, and $5.2 million of other general and administrative expenses primarily attributed to increases in insurance, legal and other expenses.

Other Income (Expense), Net

Other income, net, was $3.4 million for the year ended December 31, 2020 compared to $8.7 million for the year ended December 31, 2019 due primarily to decreases in interest rates and lower investment amounts.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have principally financed our operations through private placements of preferred stock, convertible debt and proceeds from public offerings of our common stock. In July 2020, we closed our IPO and issued 23,000,000 shares of common stock for net proceeds of $425.3 million. Prior to our IPO, we received gross proceeds of $520.0 million from sales of our preferred stock and our issuance of convertible debt. We received an upfront payment of $75.0 million from Genentech pursuant to the Genentech Agreement in January 2021 and $20.0 million in milestone payments in 2021. As of December 31, 2021, we had cash, cash equivalents and investments of $958.1 million.

In August 2021, we filed a universal shelf registration statement on Form S-3ASR with the SEC, or the 2021 Shelf, to register for sale an amount of our common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective upon filing with the SEC (File No. 333-258768).

In August 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of our common stock sold under the Sales Agreement as of December 31, 2021.

In October 2021, we completed the October 2021 Offering of 15,188,679 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 1,981,132 shares, at an offering price of $26.50 per share. We received net proceeds of $382.2 million, after deducting underwriting discounts and commissions and other offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash used in operating activities	$(74,406)	$(102,489)	$(66,133)
Cash provided by (used in) investing activities	(479,511)	81,672	(319,024)
Cash provided by financing activities	388,090	426,509	5,606
Net increase (decrease) in cash, cash equivalents and restricted cash	$(165,827)	$405,692	$(379,551)

Operating Activities

During the year ended December 31, 2021, operating activities used $74.4 million of cash, primarily resulting from our net loss of $363.9 million, offset by non-cash charges of $192.1 million and cash provided by changes in our operating assets and liabilities of $97.3 million.

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

Investing Activities

During the year ended December 31, 2021, investing activities used $479.5 million, consisting primarily of $450.7 million of net purchases of investments, $25.3 million related to cash paid for the acquisition of ZebiAI and $3.5 million for the purchase of property and equipment.

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

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $388.1 million, consisting of net proceeds from our follow-on offering in October 2021 of $382.2 million, proceeds from stock option exercises of $4.7 million and proceeds from the issuance of common stock under our 2020 Employee Stock Purchase Plan of $1.1 million.

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

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to the potential clinical development activities of RLY-4008 and RLY-2608 and the ongoing pre-clinical development activities of our PI3Ka program. In addition, we are now incurring additional costs associated with operating as a public company. We expect that our expenses will increase substantially as discussed in more detail in “— Overview” above.

As of December 31, 2021, we had cash, cash equivalents and investments of $958.1 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into at least 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the development of RLY-4008, RLY-2608 and our other product candidates and programs, and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers or other vendors, resulting from the ongoing COVID-19 pandemic or similar public health crisis;
•
the scope, progress, results and costs of our current and future clinical trials of RLY-4008 and RLY-2608 and additional preclinical research of our PI3Ka programs;
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

Contractual Obligations and Commitments

Intellectual Property License

On June 15, 2020, we entered into an Amended and Restated Collaboration and License Agreement, or DESRES Agreement, with D. E. Shaw Research, LLC, or D. E. Shaw Research, extending the term and otherwise modifying the terms of the Collaboration and License Agreement originally entered into on August 17, 2016. The DESRES Agreement provides that the parties will jointly conduct research efforts with the goal of identifying and developing product candidates. On a product-by-product basis, we have agreed to pay D. E. Shaw Research milestone payments upon the achievement of certain development and regulatory milestone events for products we develop under the DESRES Agreement that are directed to a Category 1 Target or any target that was a Category 1 Target. Such payments for achievement of development and regulatory milestones total up to $7.3 million in the aggregate for each of the first three products we develop, and up to $6.3 million in the aggregate for each product we develop after the first three. In addition, we are obligated to pay D. E. Shaw Research royalty payments as defined in the DESRES Agreement. We assessed the milestone and royalty events under the DESRES Agreement as of December 31, 2021 and 2020 and concluded that $1.5 million was due related to the execution of the Genentech Agreement as of December 31, 2020 and no such payments were due as of December 31, 2021.

The DESRES Agreement extended the term of the original agreement to August 16, 2025 and increased the annual fee from $1.0 million to $7.9 million, commencing on August 16, 2020. In May 2021, the annual fee was further increased, by mutual agreement of the parties, from $7.9 million to $9.9 million. The DESRES Agreement automatically renews for successive one year periods unless either party provides at least one year notice of non-renewal, and the annual fee during each of the one year renewal terms is subject to the mutual agreement of us and D. E. Shaw Research.

399 Binney Street

In December 2017, we entered into a facility lease agreement for approximately 44,336 square feet of office and laboratory space at 399 Binney Street, Cambridge, Massachusetts 02139, which was increased to 44,807 square feet in January 2018. We gained control of the space in January 2019 and the lease expires in April 2029, subject to certain renewal options, which have not been included in our right of use asset and liability on the balance sheet through December 31, 2021. In September 2020, we entered into an amendment to our existing facility lease agreement to expand the leased area by approximately 1,824 square feet of office space at 399 Binney Street, Cambridge, Massachusetts 02139. The amendment commenced in October 2020 and expires in April 2029, subject to certain renewal options. We provided a letter of credit in connection with our facility lease agreement in the amount of $0.9 million with a financial institution, which expires September 30, 2028.

60 Hampshire Street

On May 26, 2021, the Company entered into an agreement to lease approximately 41,474 square feet of laboratory and office space at 60 Hampshire Street, Cambridge, Massachusetts 02139. Our obligation to pay rent under the agreement is expected to start in 2022. The term of the agreement is ten years following the rent commencement, which is currently expected in 2022. We provided a letter of credit in connection with the agreement in the amount of $1.7 million with a financial institution, which expires August 31, 2033.

Other Significant Arrangements

We also have certain research and license arrangements with other third parties, which provide us with research services with the goal of identifying and developing product candidates until all payment obligations by us to the third party have expired. We have the right to terminate these agreements with a reasonable period of notice. We are also obligated to pay development milestone payments for up to four targets, each in the range of $4.0 million to $7.0 million, upon the achievement of certain specified contingent events. We assessed the milestones as of December 31, 2021 and 2020 and concluded $0.5 million was due as of December 31, 2021 and no such milestone payments were due as of December 31, 2020.

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

With respect to the acquisition of ZebiAI, the determination of the fair value of in-process research and development, or IPR&D, expense did not include significant judgment, given that substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset. Estimating the fair value of contingent milestone payments required significant judgment and estimation, primarily with respect to estimating the probability of achieving and the related timing of the contingent milestone payments.

We are also required to reassess the fair value of the contingent milestone payments from the acquisition of ZebiAI on a quarterly basis, which requires significant judgment~~s~~ and estimation. These significant judgments are primarily the result of our estimates of the probability of achieving and timing of the contingent milestone payments. Changes in the fair value of the contingent milestone payments can result from changes to one or multiple inputs, including adjustments to the probability of achievement and timing of the contingent milestone payments, and, to a lesser extent, changes to the applicable discount rates. Significant judgment is used in determining these assumptions during each reporting period. Reasonable changes in these assumptions can cause material changes to the fair value of our contingent consideration liability.

Revenue Recognition

We account for revenue recognition in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. We recognize revenue pursuant to ASC 606 when our customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.

At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within the contract and determine those that are performance obligations. We then determine the transaction price and allocate it to the performance obligations. As part of the accounting for these arrangements, we must use significant judgment to determine: (a) the number of performance obligations; (b) the transaction price, including the determination of whether milestones or other variable consideration should be included in the transaction price; and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of the transaction price.

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

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that we have adopted is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. None of these pronouncements had a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of December 31, 2021, our cash equivalents consisted of money market funds. As of December 31, 2021, our investments consisted of investments in United States Treasury Bills, United States Treasury Bonds and agency bonds that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2021, 2020 and 2019 we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact to our consolidated results of operations.

As of December 31, 2021, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we do not have a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the years ended December 31, 2021, 2020 and 2019.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Relay Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Relay Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Relay Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 24, 2022

Item 9B. Other Information.

On February 18, 2022, we entered into an employment agreement, or the Employment Agreement, with Thomas Catinazzo, who currently serves as our Chief Financial Officer. The Employment Agreement supersedes the prior letter agreement entered into between us and Mr. Catinazzo on March 1, 2018.

Pursuant to the terms of the Employment Agreement, Mr. Catinazzo will receive an annual base salary of $420,000 and an annual target bonus equal to 40% of his annual base salary. The Employment Agreement also provides for Mr. Catinazzo’s eligibility to participate in our benefit plans generally.

Additionally, the Employment Agreement provides that upon (i) a termination of Mr. Catinazzo’s employment by us for any reason other than for “cause”, death or disability or (ii) a resignation for “good reason”, in each case outside of the change in control period (i.e., the period beginning in anticipation of, and ending 12 months after, a change in control of the Company), he will be entitled to receive, subject to the execution and delivery of an effective separation agreement and release, (A) an amount equal to the sum of 12 months of his base salary and his target bonus opportunity for the then-current year, which amount shall be prorated, payable in substantially equal installments over 12 months following the date of termination of employment and (B) the employer portion of the premiums for health insurance benefits continuation under COBRA for up to 12 months.

Upon (i) a termination of Mr. Catinazzo’s employment by us other than for cause, death or disability or (ii) a resignation for good reason, in each case, within the change in control period described above, he will be entitled to receive, subject to the execution and delivery of an effective separation agreement and release, (A) a lump sum payment equal to the sum of his then current base salary and target bonus opportunity for the then-current year, (B) the employer portion of the premiums for health insurance benefits continuation under COBRA for up to 12 months and (C) accelerated vesting of all stock options subject to time-based vesting and any other stock-based awards subject to time-based vesting, as of the later of (y) the date of termination of employment and (z) the effective date of the separation agreement and release.

The Employment Agreement is in substantially the same form as our form of Amended and Restated Employment Agreement for executive officers. The foregoing description of the Employment Agreement is qualified in its entirety by reference to such form of Amended and Restated Employment Agreement, a copy of which was filed as Exhibit 10.8 to our Registration Statement on Form S-1/A (File No. 333-239412) filed with the Securities and Exchange Commission on July 9, 2020.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2022 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, United States, PCAOB Auditor ID 42.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

130

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

131

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Relay Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Relay Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Contingent Milestone Payment Liability
Description of the Matter

As discussed in Notes 3 and 5 to the consolidated financial statements, the Company’s acquisition-related Contingent Milestone Payment liability is remeasured to its estimated fair value each reporting period. As of December 31, 2021, the acquisition-related Contingent Milestone Payment liability was $45.3 million.

Auditing the valuation of the Contingent Milestone Payment liability was especially subjective and judgmental due to the significant estimation required in determining the fair value. In particular, the fair value estimate was sensitive to significant assumptions including the probability of milestone achievement and the related timing thereof.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of the Contingent Milestone Payment liability. For example, we tested controls over management’s review of the valuation model and the significant assumptions utilized in the calculation, including the probability and expected timeline of achieving certain platform and program-related milestones.

To test the valuation of the Contingent Milestone Payment liability, we performed audit procedures that included, among others, assessing the terms of the arrangement, evaluating the methodology used, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data. For example, to test the estimated probability and expected timeline of achieving milestones, we considered the stage of development of the research in relation to relevant external data and discussed these probabilities with the Company’s research and development executives. In addition, we performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value of the Contingent Milestone Payment liability resulting from changes in the significant assumptions. We involved our valuation specialists to assist in the evaluation of the methodology used by the Company and certain assumptions in the valuation model.

/s/ Ernst & Young

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

February 24, 2022

Relay Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$280,119	$447,646
Investments	677,954	230,415
Accounts receivable	403	75,000
Contract asset	4,537	7,654
Prepaid expenses and other current assets	13,229	9,385
Total current assets	976,242	770,100
Property and equipment, net	6,543	6,250
Operating lease assets	20,780	22,579
Restricted cash	2,578	878
Intangible asset	2,300	—
Other assets	—	22
Total assets	$1,008,443	$799,829
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,276	$6,351
Accrued expenses and other current liabilities	13,953	5,760
Operating lease liabilities, current	1,844	1,521
Deferred revenue	248	—
Total current liabilities	24,321	13,632
Operating lease liabilities, net of current portion	21,056	22,901
Restricted stock liability	—	3
Contingent consideration liability	50,258	—
Other liabilities	15,000	—
Total liabilities	110,635	36,536
Commitments and contingencies (Note 13)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of December 31, 2021 and December 31, 2020; no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 108,210,318 and 89,991,324 shares issued at December 31, 2021 and December 31, 2020, respectively; 108,210,318 and 89,906,835 shares outstanding at December 31, 2021 and December 31, 2020, respectively	109	90
Additional paid-in capital	1,666,887	1,167,367
Accumulated other comprehensive (loss) income	(1,088)	64
Accumulated deficit	(768,100)	(404,228)
Total stockholders’ equity	897,808	763,293
Total liabilities and stockholders’ equity	$1,008,443	$799,829

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
License and other revenue	$3,029	$82,654	$—
Total revenue	3,029	82,654	—
Operating expenses:
Research and development expenses	172,650	99,862	70,306
In-process research and development expenses	123,000	—	—
Loss on initial consolidation of variable interest entity	11,855	—	—
Change in fair value of contingent consideration liability	2,836	—	—
General and administrative expenses	57,386	38,588	13,742
Total operating expenses	367,727	138,450	84,048
Loss from operations	(364,698)	(55,796)	(84,048)
Other income (expense):
Interest income	830	3,400	8,801
Other expense	(4)	(16)	(58)
Total other income, net	826	3,384	8,743
Net loss	$(363,872)	$(52,412)	$(75,305)
Deemed dividend resulting from extinguishment upon modification of Series C preferred stock	—	(177,789)	—
Net loss attributable to common stockholders	$(363,872)	$(230,201)	$(75,305)
Net loss attributable to common stockholders per share, basic and diluted	$(3.82)	$(5.40)	$(21.82)
Weighted average shares of common stock, basic and diluted	95,136,719	42,619,582	3,450,500
Other comprehensive income (loss):
Unrealized holding (loss) gain	(1,152)	(261)	325
Total other comprehensive (loss) income	(1,152)	(261)	325
Total comprehensive loss	$(365,024)	$(52,673)	$(74,980)

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other		Total Stockholders’
	Shares	Amount	Shares	Par value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balances at December 31, 2018	210,863,764	$532,120	2,998,017	$3	$3,247	$—	$(114,177)	$(110,927)
Issuance of Series C convertible preferred stock, net of issuance costs of $50	1,779,093	5,661	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	178,969	—	613	—	—	613
Vesting of restricted common stock	—	—	860,490	1	399	—	—	400
Stock-based compensation expense	—	—	—	—	4,456	—	—	4,456
Unrealized gain on investments	—	—	—	—	—	325	—	325
Net loss	—	—	—	—	—	—	(75,305)	(75,305)
Balances at December 31, 2019	212,642,857	$537,781	4,037,476	$4	$8,715	$325	$(189,482)	$(180,438)
Extinguishment upon modification of Series C preferred stock	—	177,789	—	—	(15,455)	—	(162,334)	(177,789)
Conversion of convertible preferred stock into common stock upon initial public offering	(212,642,857)	(715,570)	61,992,534	62	715,508	—	—	715,570
Issuance of common stock in follow-on offering, net of discounts and issuance costs of $34,707	—	—	23,000,000	23	425,270	—	—	425,293
Issuance of common stock upon exercise of stock options	—	—	297,000	—	1,216	—	—	1,216
Vesting of restricted common stock	—	—	579,825	1	153	—	—	154
Stock-based compensation expense	—	—	—	—	31,960	—	—	31,960
Unrealized loss on investments	—	—	—	—	—	(261)	—	(261)
Net loss	—	—	—	—	—	—	(52,412)	(52,412)
Balances at December 31, 2020	—	$—	89,906,835	$90	$1,167,367	$64	$(404,228)	$763,293
Purchase of common stock under ESPP	—	—	43,685	1	1,140	—	—	1,141
Issuance of common stock upon exercise of stock options	—	—	996,536	1	4,738	—	—	4,739
Vesting of restricted common stock	—	—	160,364	—	3	—	—	3
Stock-based compensation expense	—	—	—	—	48,454	—	—	48,454
Shares issued in connection with acquisition of ZebiAI	—	—	1,914,219	2	62,990	—	—	62,992
Issuance of common stock in follow-on offering, net of discounts and issuance costs of $20,290	—	—	15,188,679	15	382,195	—	—	382,210
Unrealized loss on investments	—	—	—	—	—	(1,152)	—	(1,152)
Net loss	—	—	—	—	—	—	(363,872)	(363,872)
Balances at December 31, 2021	—	$—	108,210,318	$109	$1,666,887	$(1,088)	$(768,100)	$897,808

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(363,872)	$(52,412)	$(75,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	48,454	31,960	4,456
Depreciation expense	3,925	3,549	2,845
Net amortization of premiums and discounts on investments	2,052	(416)	(2,495)
Acquired in-process research and development	123,000	—	—
Loss on initial consolidation of variable interest entity	11,855	—	—
Change in fair value of contingent milestone liability	2,836	—	—
Loss on sale of equipment	—	—	56
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,681)	(4,665)	(2,123)
Operating lease assets and liabilities, net	277	571	1,233
Accounts payable	930	(410)	3,000
Accrued expenses and other liabilities	6,002	2,010	2,200
Accounts receivable	74,677	(75,000)	—
Contract asset	3,117	(7,654)	—
Other liabilities	15,000	—	—
Other assets	22	(22)	—
Net cash used in operating activities	(74,406)	(102,489)	(66,133)
Cash flows from investing activities:
Purchases of property and equipment	(3,471)	(1,931)	(8,002)
Proceeds from sale of equipment	—	—	20
Purchases of investments	(980,665)	(266,455)	(553,517)
Proceeds from maturities of investments	529,923	350,058	242,475
Cash paid for acquisition of ZebiAI, net of cash acquired	(25,298)	—	—
Net cash provided by (used in) investing activities	(479,511)	81,672	(319,024)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	4,993
Proceeds from issuance of common stock upon exercise of stock options	4,739	1,216	613
Proceeds from issuance of common stock upon initial public offering, net	—	425,293	—
Proceeds from issuance of common stock upon follow-on offering, net	382,210	—	—
Proceeds from issuance of common stock under ESPP	1,141	—	—
Net cash provided by financing activities	388,090	426,509	5,606
Net (decrease) increase in cash, cash equivalents and restricted cash	(165,827)	405,692	(379,551)
Cash, cash equivalents and restricted cash at beginning of period	448,524	42,832	422,383
Cash, cash equivalents and restricted cash at end of period	$282,697	$448,524	$42,832
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$1,010	$519	$745
Reclassification of restricted stock liability to additional paid-in capital	$3	$153	$400
Assets obtained in asset acquisition	$662	$—	$—
Liabilities assumed in asset acquisition	$2,330	$—	$—
Fair value of equity issued in connection with asset acquisition	$62,990	$—	$—
Extinguishment upon modification of Series C preferred stock	$—	$(177,789)	$—
Conversion of preferred stock into common stock upon initial public offering	$—	$715,508	—
Right of use asset obtained in exchange for lease obligation	$—	$819	$24,936

Reconciliation of Cash, Cash Equivalents and Restricted Cash from Balance Sheets to Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$280,119	$447,646	$41,954
Restricted cash	2,578	878	878
Total cash, cash equivalents and restricted cash as shown on consolidated statements of cash flows	$282,697	$448,524	$42,832

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the “Company”) was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage, precision medicines company transforming the drug discovery process by combining leading-edge computational and experimental technologies with the goal of bringing life-changing therapies to patients. The Company is among the first of a new breed of biotech created at the intersection of disparate disciplines. The Company’s Dynamo™ platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable or inadequately addressed. The Company’s initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications. The Company’s lead product candidates, RLY-4008, RLY-2608 and RLY-1971, are in clinical development. The Company also has over five discovery stage programs across both precision oncology and genetic disease indications.

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

The Company has devoted substantially all of its resources to developing its product candidates, including RLY-4008, RLY-2608 and RLY-1971, by developing its computation and experimental approaches, building its intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

The Company has incurred net operating losses since inception and had an accumulated deficit of $768.1 million as of December 31, 2021. The Company expects that its existing cash, cash equivalents and investments as of December 31, 2021 will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development and manufacturing expenses, the valuation of equity instruments, the determination of the transaction price and standalone selling price of performance obligations under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), the incremental borrowing rate for determining the operating lease assets and liabilities and the fair value of contingent consideration and the fair value of net assets acquired in the acquisition of ZebiAI Therapeutics, Inc. (“ZebiAI”). Estimates are periodically reviewed in light of changes in circumstances, facts and experience.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on using innovative experimental and computational approaches on protein motion for making medicines to drug protein targets that have previously been intractable or inadequately addressed. The Company operates in the United States and all tangible assets are held in the United States.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market funds, are stated at fair value.

Restricted Cash

The Company had restricted cash of $2.6 million and $0.9 million as of December 31, 2021 and 2020, respectively, to secure letters of credit in connection with the leases of the Company’s facilities (see Note 14). The Company classified the restricted cash as a noncurrent asset on its consolidated balance sheets, consistent with the terms of the underlying lease agreements.

Investments

Investments in marketable securities are classified as available-for-sale. Available-for-sale securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment. All of the Company’s available-for-sale securities are available to the Company for use in current operations. As a result, the Company classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

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

Concentration of Credit Risk and Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. From time to time, the Company has maintained all of its cash, cash equivalents and investments at certain accredited financial institutions in amounts that exceed federally insured limits. The Company generally invests its excess capital in money market funds, U.S. treasury bonds, U.S. treasury bills and agency bonds, all of which are subject to minimal credit and market risk. Management has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. The investment portfolio is maintained in accordance with the Company’s investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.

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

Revenue Recognition

The Company accounts for revenue recognition in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with customer(s); (ii) identify the performance obligation(s) in the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract(s); and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract and determines those that are performance obligations. The Company then determines the transaction price and allocates it to the performance obligations. As part of the accounting for these arrangements, the Company must use significant judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above, including the determination of whether milestones or other variable consideration should be included in the transaction price; and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of the transaction price in step (iv) above.

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

Collaboration Agreements

The Company enters into collaborative agreements with third parties to research, develop and commercialize drug candidates, pursuant to which the risks and rewards for such activities are shared between the parties. Such arrangements also provide for cost sharing between the parties during the research and development phase, as well as potential future profit share payments during the commercialization phase. In general, such contracts are evaluated under the provisions of FASB ASC 808, Collaborative Arrangements (“ASC 808”). The amounts receivable and payable for research and development activities are presented net within research and development expense on the consolidated statement of operations, as such the net costs reflect the Company’s share of the ongoing research and development efforts. The amounts receivable and payable for commercialization activities are presented net as either collaboration revenue, separate from revenue from contracts with customers, or collaboration expense on the consolidated statement of operations, as appropriate.

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

Impairment of Long-Lived Assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured in an amount by which the book values of the assets exceed their fair value. The Company did not recognize any impairment losses for the years ended December 31, 2021, 2020 and 2019.

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

Acquired In-Process Research and Development

In an asset acquisition, the cost allocated to acquire in-process research and development (“IPR&D”) with no alternative future use is charged to expense at the acquisition date. Refer to Note 5, Acquisition of ZebiAI, for a more detailed description of the accounting policies applied to the asset acquisition.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2021, 2020 and 2019, other comprehensive income (loss) consisted of changes in unrealized gains and losses from available-for-sale investments.

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

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). This standard amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and amends the related earnings per share (“EPS”) guidance. The Company adopted this standard on January 1, 2021 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures.

The Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends certain aspects of the existing guidance to improve consistent application. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The accounting guidance in effect for the Company through December 31, 2021 is based on an incurred losses model. For available-for-sale debt securities with expected credit losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company adopted this standard on January 1, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures.

3. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$251,891	$—	$—	$251,891
Investments:
US treasury bills	—	469,386	—	469,386
US agency securities	—	208,568	—	208,568
Total investments	—	677,954	—	677,954
Total assets	$251,891	$677,954	$—	$929,845
Liabilities
Contingent Milestone Payments	$—	$—	$45,258	$45,258
Total liabilities	$—	$—	$45,258	$45,258

	Fair Value Measurements as of December 31, 2020:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$447,146	$—	$—	$447,146
Investments:
US treasury bills	—	33,026	—	33,026
US agency securities	—	197,389	—	197,389
Total investments	—	230,415	—	230,415
Total	$447,146	$230,415	$—	$677,561

In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data.

Fair Value of Contingent Consideration

In April 2021, the Company acquired ZebiAI, as discussed further in Note 5.

The Company’s Level 3 contingent consideration liability is related to $85.0 million of platform and program-related milestones (“Contingent Milestone Payments”) potentially payable to ZebiAI’s former equity holders. The contingent consideration liability for the Contingent Milestone Payments is measured at fair value at each reporting date pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), as discussed further in Note 5. The Company determines the fair value of the Contingent Milestone Payments based on the probability of achieving the milestones, the related timing, and, to a lesser extent, an appropriate discount rate. Significant judgment is used in determining the appropriateness of these assumptions. Due to the uncertainties associated with the development of platforms and drug candidates in the pharmaceutical industry and the effects of changes in assumptions including probability of success and related timing, the Company expects its estimates regarding the fair value of Contingent Milestone Payments to continue to change in the future, resulting in adjustments to the fair value of the Company’s Contingent Milestone Payments, and the effect of any such adjustments could be material.

The Company also has a contingent consideration liability related to the fair value of the $100.0 million earnout payments (“Contingent Earnout Payments”), which was a nonrecurring fair value measurement as of the acquisition date, as further discussed in Note 5.

The following table reconciles the change in fair value of the contingent consideration liability (in thousands):

Year Ended December 31, 2021
Balance at December 31, 2020	$—
Contingent Milestone Payments related to acquisition of ZebiAI	42,422
Contingent Earnout Payments related to acquisition of ZebiAI	5,000
Increase in fair value of Contingent Milestone Payments	2,836
Balance at December 31, 2021	$50,258

The “Increase in fair value of Contingent Milestone Payments” in the table above was primarily attributable to the time value of money.

4. Investments

The fair value of available-for-sale investments by type of security was as follows:

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S treasury bills	$189,406		$(228)	$189,178
U.S agency securities	108,895		(138)	108,757
Total investments with a maturity of one year or less	298,301	—	(366)	297,935

U.S treasury bills	280,743		(535)	280,208
U.S agency securities	99,998		(187)	99,811
Total investments with a maturity of one to two years	380,741	—	(722)	380,019
Total investments	$679,042	$—	$(1,088)	$677,954

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S treasury bills	$29,997	$21	$—	$30,018
U.S agency securities	20,996	5	—	21,001
Total investments with a maturity of one year or less	50,993	26	—	51,019

U.S treasury bills	3,008	—	—	3,008
U.S agency securities	176,350	38	—	176,388
Total investments with a maturity of one to two years	179,358	38	—	179,396
Total investments	$230,351	$64	$—	$230,415

The Company held 88 and 9 debt securities that were in an unrealized loss position as of December 31, 2021 and 2020, respectively. The aggregate fair value of debt securities in an unrealized loss position was $667.0 million and $70.5 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company did not hold any debt securities in a continuous unrealized loss position for more than 12 months.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if we have the intent to sell the investment or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity and the duration of the impairment, and changes in value subsequent to the end of the period. The unrealized losses at

December 31, 2021 and 2020 are attributable to changes in interest rates, and we do not believe any unrealized losses represent other-than-temporary impairments.

5. Acquisition of ZebiAI

On April 22, 2021 (the “Acquisition Date”), the Company acquired ZebiAI, a privately held company focused on using machine learning combined with DNA encoded library data sets for drug discovery. Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), the Company was required to pay ZebiAI’s former stockholders, option holders and warrant holders (“the ZebiAI Holders”) upfront consideration of approximately $20.0 million in cash and issue 1,914,219 shares of the Company’s common stock at an aggregate fair value of $61.8 million. In addition, (i) the ZebiAI Holders will be eligible to receive up to an additional $85.0 million in milestone payments upon the achievement of certain platform or program-related milestones, payable in common stock (the “Contingent Milestone Payments”), and (ii) the Company will pay to the ZebiAI Holders 10% of the payments it receives within three years of the closing date of the Merger Agreement from partnering, collaboration or other agreements related to ZebiAI’s platform up to an aggregate maximum amount of $100.0 million, payable in cash (the “Contingent Earnout Payments”).

The Company assessed if ZebiAI represented an asset or a business under FASB ASC Topic 805, Business Combinations (“ASC 805”), as amended by ASU 2017-01. Under ASC 805, the Company determined that ZebiAI did not constitute a business, since substantially all of the fair value of the gross assets acquired is concentrated in a single asset, which is the intellectual property for the AI platform and the related data sets in development by ZebiAI. The intellectual property acquired from ZebiAI is at an early stage of development and will require a significant investment of time and capital for development. There is no assurance that the Company will be successful in completing the additional research and development activities.

The Company also determined that the acquisition represented an initial consolidation of a variable interest entity that does not constitute a business in accordance with FASB Topic 810, Consolidation (“ASC 810”), primarily as a result of the fact that ZebiAI was deemed to be a variable interest entity, as it did not have sufficient equity to finance its activities without additional subordinated financial support. Prior to the Acquisition Date, the source of funding for ZebiAl had primarily been preferred stock financings and convertible notes. The Company acquired all of the outstanding shares of ZebiAI and, therefore, is the sole equity holder. The Company will absorb the losses of ZebiAI, has the rights to the benefits derived from the ZebiAI platform, and the power to direct all activities and, therefore, is the primary beneficiary. As a result, the net assets acquired and liabilities assumed in connection with the ZebiAI acquisition were recorded at their estimated fair values as of the Acquisition Date. Total consideration transferred of $135.5 million included the cash and shares issued to ZebiAI Holders, the fair value of the Contingent Milestone Payments and the Contingent Earnout Payments and an insignificant amount attributed to the replacement of stock options to ZebiAI Holders. The Contingent Milestone Payments were determined to be liabilities pursuant to ASC 480 and, therefore, were included in consideration transferred. The Contingent Earnout Payments were required to be included in total consideration transferred as a result of the guidance under ASC 810. The difference between total consideration transferred and the fair value of net assets acquired and liabilities assumed of $11.9 million was recorded as loss on initial consolidation of a variable interest entity pursuant to ASC 810.

The following table summarizes the net assets acquired based on their estimated fair values as of the Acquisition Date (in thousands):

Acquired IPR&D asset	$123,000
Loss on initial consolidation of VIE	11,855
Assets obtained in asset acquisition	662
Liabilities assumed in asset acquisition	(2,330)
Intangible asset	2,300
Net acquired assets	$135,487

In estimating the fair value of the acquired tangible assets and liabilities assumed, the Company used the carrying value of the net working capital balances as the most reliable indicator of fair value based on the associated short-term nature of the balances. The remaining fair value was attributable to the acquired IPR&D and an intangible asset. The fair value attributable to the IPR&D asset was determined using an Avoided Cost Method that includes all costs to develop the IPR&D asset, including appropriate mark-ups on the cost estimate and an expected return related to developing the IPR&D asset over a period of time. The fair value of the IPR&D asset was expensed in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2021, as the acquired IPR&D had no alternative future use, as determined by the Company in accordance with U.S. GAAP, including ASC 730. The intangible asset represents the assembled workforce, for which the Company concluded there were no indicators of impairment through December 31, 2021. The Company recognized stock-based compensation expense associated with the accelerated vesting for certain stock options in connection with the acquisition of ZebiAI in the amount of $4.6 million in the consolidated statement of operations for the year ended December 31, 2021. Finally, the Company also recognized acquisition-related costs of $0.9 million within general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2021.

For the Contingent Milestone Payments and Contingent Earnout Payments, the Company recorded contingent consideration liabilities of $42.4 million and $5.0 million, respectively, representing the fair value of the payment provisions noted as of the Acquisition Date. The Company is required to re-assess the fair value of the Contingent Milestone Payments at each reporting period pursuant to ASC 480 (refer to Note 3). In connection therewith, the Company adjusted the contingent consideration liability for the Contingent Milestone Payments to $45.3 million as of December 31, 2021, representing the fair value of the payment provision noted as of the balance sheet date. The Contingent Milestone Payments are payable in common shares based on a fixed amount assigned to each milestone and the weighted average share price of the Company’s stock for the 5-day period prior to the milestone achievement. Accordingly, the number of shares to be issued upon a milestone achievement vary dependent on the Company’s stock price. The settlement amounts of Contingent Milestone Payments are predominantly fixed. If the milestones had been achieved in full on December 31, 2021, the number of shares to be issued would have been 2,817,555 based on a weighted-average per share price of $30.17 for the 5-day period prior to December 31, 2021. The Contingent Earnout Payments were not accounted for as derivatives under FASB ASC Topic 815, Derivatives and Hedging and, therefore, are not re-assessed at fair value at each reporting period. The Contingent Earnout Payments will be adjusted when the contingency is resolved and the consideration is paid or becomes payable.

6. Collaboration and License Arrangements

Discovery Collaboration Agreement with EQRx, Inc.

In August 2021, the Company and EQRx, Inc. (“EQRx”) entered into the Discovery Collaboration Agreement (“Collaboration Agreement”) to discover, develop, and commercialize novel medicines against validated oncology targets. Under the terms of the Collaboration Agreement, the Company is responsible for the discovery collaboration phase through to filing of the application for an Investigational New Drug (“IND”), while EQRx is responsible for clinical development, regulatory and commercialization of the product candidates under the collaboration. Subject to certain opt-out rights, the Company and EQRx share equally in the discovery, development and commercialization costs, as well as the net profits and losses from sales of any collaboration medicines, if approved. The Company retains the right to develop any collaboration medicines in combination with its wholly-owned pipeline.

The Company accounts for the Collaboration Agreement pursuant to its accounting policy on collaboration arrangements, as disclosed in Note 2. During the year ended December 31, 2021, expenses related to the Collaboration Agreement were immaterial.

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

Under the Genentech Agreement, the Company was entitled to a non-refundable upfront payment of $75.0 million, which was due upon completion of certain technology transfer activities and was reflected as accounts receivable on the consolidated balance sheet at December 31, 2020. The Company collected this amount in full in January 2021. In April 2021, the Company completed the transfer of the IND application for RLY-1971 to Genentech, upon which the Company received payment for the associated non-refundable milestone payment of $5.0 million in May 2021. In December 2021, the Company received another milestone payment of $15.0 million, which is refundable if the Company opts into the collaboration with Genentech, as discussed below. The Company is eligible to receive up to $5.0 million in other near-term milestone payments. The Company is also eligible to receive up to an aggregate of an additional $695.0 million upon the achievement of specified development, commercialization and sales-based milestones for RLY-1971 worldwide as well as tiered royalties ranging from low-to-mid teens on annual worldwide net sales of RLY-1971, on a country-by-country basis, subject to reduction in certain circumstances.

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
•
Transfer of API and other materials related to RLY-1971.

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

Determination of Transaction Price

As of December 31, 2021, the Company determined the transaction price for the Genentech Agreement to be $86.5 million, which includes both fixed and variable consideration amounts. The total transaction price of $86.5 million is comprised of (i) the $75.0 million fixed, non-refundable upfront payment, (ii) a $5.0 million non-refundable milestone payment due upon the transfer of the IND application to Genentech, (iii) a $5.0 million non-refundable milestone payment due upon completion of the Phase 1a Trial for RLY-1971 and (iv) $1.5 million of estimated variable consideration related to reimbursements due from Genentech for research and development services. No additional development milestone payments, including the $15.0 million milestone payment received in

December 2021, and no regulatory milestone payments are included in the transaction price as all such payments are variable consideration fully constrained as of December 31, 2021. As part of management’s evaluation of the constraint, the Company considered numerous factors, including consideration of the fact that achievement of the milestones is outside of the Company’s control, contingent upon Genentech’s efforts and the receipt of regulatory approval and subject to scientific risks of success, as well as the Company’s option to participate in the Profit/Cost Share.

Allocation of Transaction Price to Performance Obligations

The Company allocated the transaction price of $86.5 million based on the stand-alone selling prices (“SSP”) of each of the performance obligations as follows:

•
$83.3 million for the transfer of the license
•
$2.9 million for research and development services; and
•
$0.3 million for the transfer of API.

The SSP for the license was determined using an approach that considered discounted, probability-weighted cash flows related to the license transferred. The Company also reviewed comparable market transactions in determining the SSP of the license. The SSP for the research and development services and the transfer of API were based on estimates of the associated effort and cost of these services and cost to manufacture API, adjusted for a reasonable profit margin that would be expected to be realized under similar contracts.

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
•
The Company is satisfying the research and development performance obligation for RLY-1971 as the research and development services are performed. The research and development services performance obligation consists of the Company completing the Phase 1a clinical trial initiated in the first quarter of 2020. The Company recognizes revenue related to the research and development services over time using a cost-based input method by calculating actual costs incurred to date at each period end relative to total estimated costs expected to be incurred to fulfill the performance obligation. Revenue recognized related to this performance obligation during the years ended December 31, 2021 and 2020 was $1.7 million and $0, respectively.
•
The Company recognized the full amount of revenue related to the transfer of API in the first quarter of 2021 upon transfer to Genentech in the amount of $0.3 million. There was no revenue recognized related to this performance obligation during the year ended December 31, 2020.

During the years ended December 31, 2021 and 2020, the Company recognized an aggregate of $2.6 million and $82.7 million, respectively, of revenue from the Genentech Agreement.

At December 31, 2021, the Company recorded a contract asset in the amount of $4.5 million, which is classified as a current asset, on the balance sheet. The contract asset relates to the amount of revenue recognized for which the right to payment is contingent upon conditions other than the passage of time, such as the completion of future milestone activities.

At December 31, 2021, the Company recorded an other liability in the amount of $15.0 million, which is classified as a non-current liability, on the balance sheet. The liability represents the cash received for the milestone payment in December 2021. The amount has been excluded from the transaction price at December 31, 2021 and, therefore, excluded from amounts recognized as revenue, since the amount is subject to repayment to Genentech if the Company exercises its option to participate in the Profit/Cost Share under the Genentech Agreement.

7. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2021	2020
Property and equipment:
Laboratory equipment	$15,797	$13,534
Leasehold improvements	2,897	886
Computer equipment	1,093	888
Furniture and fixtures	989	895
Construction in process	134	577
	20,910	16,780
Less: accumulated depreciation	(14,367)	(10,530)
Total property and equipment, net	$6,543	$6,250

The Company recorded $3.9 million, $3.5 million and $2.8 million of depreciation expense for the years ended December 31, 2021, 2020 and 2019, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2021	2020
External research and development	$10,755	$5,099
Professional services	2,613	464
Other	585	197
Total accrued expenses and other current liabilities	$13,953	$5,760

9. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2021, no dividends had been declared.

In prior years, the Company issued restricted shares of common stock to its founders and non-employees. In addition, the Company issued restricted shares of common stock upon the early exercise of stock options under the Company’s 2016 Stock Option and Grant Plan (the “2016 Stock Plan”). The restrictions on the common shares generally lapse over four years. The Company included the proceeds from the sale of the restricted shares of common stock as a restricted stock liability on the accompanying consolidated balance sheets. Amounts are reclassified to additional paid-in capital as the restrictions lapse. The Company has the right to repurchase any unvested shares of restricted common stock at the original cost in the event of termination.

The following table summarizes the restricted stock activity for the year ended December 31, 2021:

	Shares	Weighted- Average Purchase Price
Unvested at December 31, 2020	84,489	$0.04
Vested	(84,489)	0.04
Unvested at December 31, 2021	—

The fair value of restricted shares that vested during the year ended December 31, 2021 was $3.4 million.

At-the-Market Offering

In August 2021, the Company entered into a sales agreement, (the “Sales Agreement”), with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Cowen, as the Company’s sales agent. The Company agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of common stock sold under the Sales Agreement through December 31, 2021.

Follow-On Offering

In October 2021, the Company completed a public offering of 15,188,679 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 1,981,132 shares, at an offering price of $26.50 per share. The Company received net proceeds of $382.2 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

10. Stock Compensation

In 2016, the Company adopted the 2016 Stock Plan. Subsequent to July 2020, no further awards have been granted under the 2016 Stock Plan and all equity-based awards have been and will continue to be granted under the 2020 Stock Option and Incentive Plan (the “2020 Stock Plan”). To the extent outstanding options granted under the 2016 Stock Plan are cancelled, forfeited, or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the 2016 Stock Plan, the number of shares underlying such awards will be available for future grant under the 2020 Stock Plan.

In 2020, the Company’s stockholders approved the 2020 Stock Plan. All of the Company’s employees, officers, directors, and consultants are eligible to be granted options, restricted stock units, and other stock-based awards under the terms of the 2020 Stock Plan, which originally provided for the issuance of up to 8,376,080 of stock-based awards. The 2020 Stock Plan is also subject to annual increases to be added on the first day of each fiscal year, commencing on January 1, 2021, equal to 5% of the number of outstanding shares on the immediately preceding December 31 or such lesser number of shares approved by the Company’s board of directors or compensation committee of the board of directors. On January 1, 2021, the number of shares available for issuance under the 2020 Stock Plan was increased by 4,495,341 shares of common stock. There were 9,735,928 stock-based awards available for grant at December 31, 2021 under the 2020 Stock Plan.

In 2020, the Company adopted an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable six-month offering period, whichever is lower. Purchase dates under the ESPP occur on or about June 30 and December 31 each year, with the initial purchase date under the ESPP on December 31, 2021. The Company’s stockholders originally authorized 1,092,532 shares for issuance pursuant to the ESPP, which is subject to annual increases to be added on the first day of each fiscal year, commencing on January 1, 2021, equal to the lesser of 2,185,064 shares of the Company’s common stock, 1

% of the number of outstanding shares on the immediately preceding December 31, or an amount determined by the Company’s board of directors. On January 1, 2021, the number of shares available for issuance under the ESPP was increased by 899,068 shares of common stock. There were 1,947,915 shares available for grant at December 31, 2021 under the ESPP.

In connection with all stock-based payments, total stock-based compensation expense recognized was as follows:

	Year Ended December 31,
	2021	2020	2019
Research and development expenses	$24,922	$14,691	$2,687
General and administrative expenses	23,532	17,269	1,769
	$48,454	$31,960	$4,456

Time-Based Stock Options

The Company has historically granted stock options to employees, directors and consultants with vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each option.

The following table summarizes activity for time-based stock options under the 2016 Stock Plan and the 2020 Stock Plan for the year ended December 31, 2021:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,756,578	$7.59	7.63	$196,634
Granted	2,363,676	34.20
Exercised	(960,768)	4.82
Cancelled	(253,119)	15.37
Outstanding at December 31, 2021	6,906,367	$16.80	7.90	$111,021
Vested at December 31, 2021	2,971,597	$8.24	7.09	$68,991
Unvested at December 31, 2021	3,934,770	$23.27	8.51	$42,029

The total intrinsic value of time-based stock options exercised was $32.4 million, $2.4 million, and immaterial for the years ended December 31, 2021, 2020 and 2019, respectively.

The fair value of each time-based stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, pursuant to which the weighted-average grant date fair values were $22.95, $14.77, and $3.35 during the years ended December 31, 2021, 2020, and 2019, respectively. The following table summarizes the assumptions used in calculating the fair value of the time-based stock options granted.

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.6 - 1.6%	0.4 - 1.8%	1.54 - 2.5%
Expected term (in years)	6.3	6.25	6.3
Expected volatility	74.7 - 76.6%	73.5 - 77.6%	72.8 - 73.5%
Expected dividend yield	0%	0%	0%

The Company uses the simplified method to calculate the expected term, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for time-based stock options granted. The expected term is applied to the time-based stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among the Company’s employees, directors and consultants. The Company’s stock price volatility assumption is based on historical volatility of a group of companies with similar characteristics to the Company and who have similar risk profiles and positions within the industry. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company accounts for forfeitures as they occur.

As of December 31, 2021, the total unrecognized compensation related to unvested time-based stock options granted was $53.6 million, which the Company expects to recognize over a weighted-average period of approximately 1.7 years.

Performance-Based Stock Options

In March 2020 and September 2021, the Company granted options to certain employees with performance-based vesting conditions. In both instances, the commencement of vesting is based on the achievement of various scientific and operational milestones during specified periods, subject to the discretion and approval of either the Company’s board of directors or President and Chief Executive Officer.

For the performance-based stock options, the Company applies variable accounting until the performance criteria are determined to be achieved, at which time vesting commences over contractual service periods. Furthermore, because (1) the awards were authorized prior to the accounting grant date in the context of ASC 718, Stock Compensation, (2) the recipients were providing service prior to the accounting grant date, and (3) there were performance conditions that, if not met by the accounting grant date, would have resulted in the forfeiture of the award, the service inception dates preceded the accounting grant date. Ultimately, the stock-based compensation expense for the options is determined based on the fair value of the awards on the accounting grant date, which is then recognized using an accelerated attribution model over the vesting term commencing upon the actual or expected accounting grant date.

For the performance-based stock options granted in March 2020, all performance conditions have been resolved and the grant date was set at or prior to December 31, 2020. For the performance-based stock options granted in September 2021, the performance conditions had not been resolved as of December 31, 2021 and, therefore, the Company continued to apply variable accounting through December 31, 2021.

The following table summarizes activity for performance-based stock options for the year ended December 31, 2021:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,940,480	$5.22	8.58	$70,517
Granted	12,073	33.39
Exercised	(35,768)	5.22
Cancelled	(103,525)	5.22
Outstanding at December 31, 2021	1,813,260	$5.41	8.11	$45,912
Vested at December 31, 2021	499,464	$5.22	8.03	$12,731
Unvested at December 31, 2021	1,313,796	$5.48	8.14	$33,181

The total intrinsic value of performance-based stock options exercised was $1.1 million and immaterial for the years ended December 31, 2021 and 2020, respectively.

The fair value of each performance-based stock option granted is estimated on the accounting grant date, or at the end of each reporting period if variable accounting is applied, using the Black-Scholes option-pricing model, pursuant to which the grant date fair values were $20.28 and $37.48 during the years ended December 31, 2021 and 2020, respectively. The assumptions and methodologies used in calculating the fair value of performance-based stock options was similar to the assumptions and methodologies used in calculating the fair value of time-based stock options granted during the years ended December 31, 2021 and 2020.

As of December 31, 2021, the total unrecognized compensation related to unvested performance-based stock options granted was $21.4 million, which the Company expects to recognize over a weighted-average period of approximately 1.1 years.

Restricted Stock Units

Starting in 2021, the Company granted restricted stock units (“RSUs”) to employees, directors and consultants under the 2020 Stock Plan. Each of the RSUs represents the right to receive one share of the Company’s common stock upon vesting. The majority of RSUs granted to date have vesting conditions based on continued service over time. Accordingly, stock-based compensation expense for the majority of such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.

The following table summarizes activity for RSUs under the 2020 Stock Plan for the year ended December 31, 2021:

	Number of Shares Underlying RSUs	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	—	$—
Granted	782,299	33.39
Vested	(75,875)	34.54
Cancelled	(15,219)	37.63
Unvested at December 31, 2021	691,205	34.51

The fair value of restricted shares that vested during the year ended December 31, 2021 was $2.6 million.

As of December 31, 2021, the total unrecognized compensation related to unvested RSUs granted was $22.3 million, which the Company expects to recognize over a weighted-average period of approximately 1.8 years.

Employee Stock Purchase Plan

The initial offering period under the Company’s ESPP was July 1, 2021 through December 31, 2021, throughout which $1.2 million was withheld from employees, on an after-tax basis, in order to purchase 43,685 shares of the Company’s common stock on December 31, 2021. In connection therewith, the Company recognized $0.6 million in stock-based compensation expense over the offering period ended December 31, 2021, based on the following assumptions underlying the Black-Scholes option pricing model to estimate the fair value of the option component of the shares purchased under the ESPP.

Year Ended December 31,
2021
Risk-free interest rate	0.1%
Expected term (in years)	0.5
Expected volatility	65.1%
Expected dividend yield	0%

As of December 31, 2021, there was no unrecognized compensation expense related to ESPP, since the purchase for the initial offering period under the Company’s offering period was transacted on December 31, 2021.

11. Income Taxes

During the years ended December 31, 2021, 2020 and 2019 the Company recorded no income tax benefits due to the losses incurred due to the uncertainty of future taxable income.

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2021, 2020 and 2019:

	December 31,
	2021	2020	2019
Income tax computed at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	5.7%	5.7%	7.0%
Change in valuation allowance	(20.5)%	(27.3)%	(31.0)%
IPR&D	(7.0)%	—	—
R&D credit carryovers	2.2%	7.6%	4.1%
Stock-based compensation	(0.4)%	(6.7)%	(0.9)%
Permanent differences	(1.0)%	(0.3)%	(0.2)%
Total	0.0%	0.0%	0.0%

The Company’s deferred tax assets and liabilities at December 31, 2021 and 2020, consist of the following:

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$108,800	$48,832
Tax credit carryforwards	18,288	10,270
Lease liability	6,010	6,430
Intangibles	1,859	1,469
Stock-based compensation	8,374	4,496
Depreciation and amortization	477	230
Other	4,304	14
Total gross deferred tax asset	148,112	71,741
Valuation allowance	(142,674)	(65,813)
Net deferred tax asset	5,438	5,928
Deferred tax liability
Operating lease assets	(5,438)	(5,928)
Total deferred tax liability	(5,438)	(5,928)
	$—	$—

The Company has incurred net operating losses (“NOL”) since inception. As of December 31, 2021 and 2020, the Company had federal NOL carryforwards of $371.4 million and $174.0 million, respectively, available to reduce taxable income, of which $43.1 million expire beginning in 2035 and $328.3 million do not expire. The Company has state NOL carryforwards of $466.2 million and $192.3 million as of December 31, 2021 and 2020, respectively, available to reduce future state taxable income, which expire at various dates beginning in 2035.

As of December 31, 2021 and 2020, the Company also had available federal research and development tax credit carryforwards of $14.9 million and $8.1 million, respectively, available to reduce future tax liabilities, which begin to expire beginning in 2035. The Company also has state research and development tax credit carryforwards of $4.2 million and $2.7 million as of December 31, 2021 and 2020, respectively, available to reduce future state tax liabilities, which expire at various dates beginning in 2030.

Utilization of NOL and research and development credit carryforwards may generally be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 (“Sections 382 and 383”) due to ownership changes that have occurred previously, or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset any post-ownership change taxable income and tax, respectively. The latest Section 382 study was performed by the Company through December 31, 2021, through which it was noted that a historic ownership change has likely occurred. Nonetheless, the Company has determined that, as of December 31, 2021, the prospective utilization of all net operating loss and tax credit carryforwards generated from inception through December 31, 2021 and, therefore, the corresponding Federal and Massachusetts deferred tax assets, should not be restricted by Sections 382 and 383, although ownership changes after December 31, 2021 could impact the Company’s ability to utilize these tax attributes in the future.

The Company recorded a valuation allowance against its deferred tax assets for the years ended December 31, 2021 and 2020 because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $76.9 million and $14.3 million for the years ended December 31, 2021 and 2020, respectively, primarily as a result of operating losses generated with no corresponding financial statement benefit.

The Company had no unrecognized tax benefits as of December 31, 2021 and 2020.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any adjustments to the Company’s income tax provision for the year ended December 31, 2021, or to the Company’s net deferred tax assets as of December 31, 2021, since the Company has not recorded any U.S. federal or state income tax benefits for the net losses incurred in any year due to the uncertainty of realizing a benefit from those items.
12. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Year Ended December 31,
	2021	2020	2019
Net loss	$(363,872)	$(52,412)	$(75,305)
Deemed dividend resulting from extinguishment upon modification of Series C preferred stock	—	(177,789)	—
Net loss attributable to common stockholders	$(363,872)	$(230,201)	$(75,305)
Net loss attributable to common stockholders per share, basic and diluted	$(3.82)	$(5.40)	$(21.82)
Weighted average shares of common stock, basic and diluted	95,136,719	42,619,582	3,450,500

On July 8, 2020, the Company’s board of directors and its Series C preferred stockholders approved an amendment to the conversion preferences and rights of the Series C preferred stock which, among other changes, resulted in a reduction in the conversion price of the Series C preferred stock from $3.21 to $3.027603

. The changes to the conversion feature were considered to be a significant change to the substantive contractual terms of the Series C preferred stock and, therefore, the Company accounted for the changes as an extinguishment and reissuance of the Series C preferred stock. In accordance with SEC staff guidance codified in ASC 260-10-S99-2, when equity classified preferred shares are extinguished, the difference between (1) the fair value of the consideration transferred to the holders of the preferred shares and (2) the carrying amount of the preferred shares, net of issuance costs, is subtracted from (or added back to) net income to arrive at income available to common stockholders in the calculation of earnings per share. This difference between the fair value of consideration transferred and carrying amount of the preferred shares, also referred to as a “deemed dividend”, was therefore added back to net loss above to derive net loss attributable to common stockholders.

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

	Year Ended December 31,
	2021	2020	2019
Convertible preferred stock	—	—	59,883,877
Options to purchase common stock	8,719,627	7,697,058	5,306,176
Unvested restricted stock	—	84,489	679,158
Unvested restricted stock units	691,205	—	—
	9,410,832	7,781,547	65,869,211

13. Commitments and Contingencies

Intellectual Property License

The Company has a Collaboration and License Agreement with D. E. Shaw Research, LLC (“D. E. Shaw Research”), which held 9,999,999 shares of Series A preferred stock and 1,557,875 shares of Series C preferred stock at December 31, 2019. Upon the IPO these shares were converted into 3,281,253 shares of common stock, which are outstanding at December 31, 2021. The agreement provides that the parties will jointly conduct research efforts with the goal of identifying and developing product candidates. The original term of the agreement was three years and required the Company to pay an annual fee of $1.0 million. On June 15, 2020, the Company and D. E. Shaw Research agreed to amend the Collaboration and License Agreement (the “Amended and Restated Collaboration and License Agreement”). The Amended and Restated Collaboration and License Agreement extended the term of the agreement to August 16, 2025 and increased the annual fee from $1.0 million to $9.9 million. The Amended and Restated Collaboration and License Agreement automatically renews for successive one year periods unless either party provides at least one year notice of non-renewal, and the annual fee during each of the one year renewal terms is subject to the mutual agreement of the Company and D. E. Shaw Research.

The Company is obligated to pay potential development milestone payments under the terms of the agreement up to $7.3 million per target, plus sales milestones and royalties, upon the achievement of certain specified contingent events. Such payments for achievement of development and regulatory milestones total up to $7.3 million in the aggregate for each of the first three products the Company develops, and up to $6.3 million in the aggregate for each product the Company develops after the first three. The Company assessed the milestone and royalty events under the Amended and Restated Collaboration and License Agreement as of December 31, 2021 and 2020 and concluded that $1.5 million was due related to the execution of the Genentech Agreement as of December 31, 2020 and no such payments were due as of December 31, 2021. The Company recorded research and development expense of $9.5 million, $6.4 million and $1.5 million under this agreement for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021 and December 31, 2020

, the Company had a prepaid balance to D. E. Shaw Research of approximately $4.4 million and an accrued expense balance of approximately $1.5 million, respectively, on its balance sheets.

Other Research Arrangements

The Company has certain other research and license arrangements with third-parties, which provide the Company with research services with the goal of identifying and developing product candidates. The Company is obligated to pay development milestone payments for up to four targets, each in the range of $4.0 million to $7.0 million upon the achievement of certain specified contingent events. The Company assessed the milestones at December 31, 2021 and 2020 and concluded that $0.5 million was due as of December 31, 2021 and no such payments were due as of December 31, 2020. The Company incurred approximately $5.4 million, $2.7 million and $3.5 million of research and development expense under these agreements in the years ended December 31, 2021, 2020 and 2019, respectively.

14. Leases

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

As discussed in Note 2, the Company provided a letter of credit in the amount of $0.9 million with a financial institution, which expires September 30, 2028.

The following table summarizes the presentation of amounts recorded on the Company’s consolidated balance sheets for the operating lease at 399 Binney Street:

		December 31,
	Balance sheet location	2021	2020
Assets:
Operating lease assets	Operating lease assets	$20,780	$22,579
Liabilities:
Current operating lease liabilities	Operating lease liabilities	$1,844	$1,521
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	21,056	22,901
	Total lease liabilities	$22,900	$24,422

The following table summarizes the effect of lease costs for the Company’s operating lease at 399 Binney Street on Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2021, 2020 and 2019:

		Year Ended December 31,
	Statement of operations location	2021	2020	2019
Operating lease costs	Research and development	$3,262	$3,273	$3,216
	General and administrative	846	748	581
	Total operating lease cost	$4,108	$4,021	$3,797

The Company made cash payments of $5.4 million, $4.9 million and $2.6 million under the lease agreement for 399 Binney Street during the years ended December 31, 2021, 2020 and 2019, respectively.

The minimum lease payments for the Company’s operating lease at 399 Binney Street as of December 31, 2021 for the next five years and thereafter is expected to be as follows:

Year Ending December 31,	Amount
2022	4,134
2023	4,254
2024	4,377
2025	4,503
2026	4,634
Thereafter	11,325
Total lease payments	33,227
Less: interest	(10,327)
Present value of operating lease liabilities	$22,900

The weighted average remaining lease term and weighted average discount rate of the operating lease were 7.3 years and 10.4%, respectively, at December 31, 2021 for the Company’s operating lease at 399 Binney Street. The weighted average remaining lease term and weighted average discount rate of the operating lease were 8.3 years and 10.4%, respectively, at December 31, 2020 for the Company’s operating lease at 399 Binney Street.

60 Hampshire Street

On May 26, 2021, the Company entered into a lease agreement for laboratory and office space located at 60 Hampshire Street, Cambridge, Massachusetts (the “Hampshire Lease”). Under the terms of the Hampshire Lease, the Company will lease approximately 41,474 square feet as the sole tenant, which will supplement the Company’s current leased premises at 399 Binney Street, Cambridge, Massachusetts. The landlord will contribute an aggregate of $6.2 million toward the cost of construction and tenant improvements for the premises. In total, fixed lease payments, which include base rent, landlord fees, and parking, are $55.7 million over the lease term. The Company’s obligation to pay rent under the Hampshire Lease will start on a date set forth in an estimated construction schedule pursuant to the Hampshire Lease or the date on which the landlord tenders possession of the premises to the Company with the tenant improvements substantially completed, whichever occurs later. The term of the Hampshire Lease is ten years following the rent commencement, which is currently expected in 2022. The Company did not control the space or any of the assets being constructed therein as of December 31, 2021 and further concluded the improvements being constructed therein are the landlord’s assets with alternative use to future tenants. As such, no right of use asset or lease liability was recorded on the consolidated balance sheet at December 31, 2021, since lease commencement, for accounting purposes, had not been triggered.

As discussed in Note 2, the Company provided a letter of credit in connection with the Hampshire Lease in the amount of $1.7 million with a financial institution, which expires August 31, 2033.

15. Employee Benefits

In 2016, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made matching contributions to the 401(k) Plan of $1.2 million for the year ended December 31, 2021

. The Company was not required to make and did not make any matching contributions to the 401(k) Plan for the years ended December 31, 2020 and 2019.

16. Subsequent Events

In preparing the consolidated financial statements as of December 31, 2021, the Company evaluated subsequent events for recognition and measurement purposes through the filing date of this Annual Report on Form 10-K. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements.

EXHIBIT INDEX

Exhibit Number	Description

2.1†

Agreement and Plan of Merger dated April 15, 2021 by and among Relay Therapeutics, Inc., Elixir Merger Sub I, Inc., Elixir Merger Sub II, LLC, ZebiAI Therapeutics, Inc., and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-39385) filed on April 16, 2021).

3.1

Fourth Amended and Restated Certificate of Incorporation of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-39385) filed on July 21, 2020).

3.2	Amended and Restated Bylaws of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-39385) filed on July 21, 2020).

4.1	Specimen stock certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A (File No. 333-239412) filed on July 9, 2020).

4.2	Description of Securities (incorporated by reference to Exhibit 4.3 to the Registrant's Form 10-K (File No. 001-39385) filed on March 25, 2021).

10.1#

2016 Stock Option and Grant Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239412) filed on June 24, 2020).

10.2#*	2020 Stock Option and Incentive Plan, and form of award agreements thereunder.

10.3#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239412) filed on July 9, 2020).

10.4#	Senior Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239412) filed on June 24, 2020).

10.5#

Amended and Restated Non-Employee Director Compensation Policy, effective as of April 1, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255583) filed on April 28, 2021).

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

10.9#

Retention Agreement by and between the Registrant and Donald Bergstrom, dated May 10, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q (File No. 001-39385) filed on August 12, 2021).

10.10†

Amended and Restated Collaboration and License Agreement, by and between the Registrant and D. E. Shaw Research, LLC, dated June 15, 2020 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239412) filed on June 24, 2020).

10.11†

Amendment No. 1 to Amended and Restated Collaboration and License Agreement, by and between the Registrant and D. E. Shaw Research, LLC, dated February 4, 2021 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255583) filed with the SEC on April 28, 2021).

10.12

Amendment No. 2 to Amended and Restated Collaboration and License Agreement, by and between the Registrant and D. E. Shaw Research, LLC, dated May 12, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q (File No. 001-39385) filed on May 13, 2021).

10.13†

Collaboration and License Agreement, by and between the Registrant and Genentech, Inc. and F. Hoffmann-La Roche Ltd, dated as of December 11, 2020 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K (File No. 001-39385) filed on March 25, 2021).

10.14

Registration Rights Agreement by and between the Registrant and the stockholders of ZebiAI Therapeutics, Inc. dated April 22, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255583) filed on April 28, 2021).

10.15

Lease Agreement between the Registrant and ARE-MA REGION NO. 58, LLC, dated as of January 10, 2018 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239412) filed on June 24, 2020).

10.16

Second Amendment to Lease, dated as of September 23, 2020, between the Registrant and ARE-MA REGION NO. 58, LLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q (File No. 001-39385) filed on November 12, 2020).

10.17	Lease by and between the Registrant and BMR-Hampshire, LLC, dated May 26, 2021 (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 001-39385) filed on August 12, 2021).

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

† Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of Item 601(b)(10) of Regulation S-K.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Relay Therapeutics, Inc.

Date: February 24, 2022	By:	/s/ Sanjiv K. Patel
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

Name	Title	Date

/s/ Sanjiv K. Patel	President, Chief Executive Officer and Director	February 24, 2022
Sanjiv K. Patel, M.D.	(Principal Executive Officer)

/s/ Thomas Catinazzo	Chief Financial Officer	February 24, 2022
Thomas Catinazzo	(Principal Accounting Officer and Principal Financial Officer)

/s/ Alexis Borisy	Director	February 24, 2022
Alexis Borisy

/s/ Linda A. Hill	Director	February 24, 2022
Linda A. Hill, Ph.D.

/s/ Douglas S. Ingram	Director	February 24, 2022
Douglas S. Ingram

/s/ Mark Murcko	Director	February 24, 2022
Mark Murcko, Ph.D.

/s/ Jami Rubin	Director	February 24, 2022
Jami Rubin

/s/ Laura Shawver	Director	February 24, 2022
Laura Shawver, Ph.D.