Form 10-Q
period 2022-03-31
Relay Therapeutics, Inc.
filed 2022-05-05
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 108,658,732 shares of common stock, $0.001 par value per share, outstanding.

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
•
Our current or future clinical trials may reveal significant adverse events not seen in our preclinical or other nonclinical studies or early clinical data and may result in a safety profile that would inhibit regulatory approval or market acceptance of any of our product candidates.
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

•
Global economic uncertainty or political instability could adversely affect our business, financial condition or results of operations.
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
•
the effect of the ongoing COVID-19 pandemic and the current conflict between Russia and Ukraine, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “will,” “could,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed above under “Summary of the Material Risks Associated with Our Business”, those listed below under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$119,445	$280,119
Investments	778,733	677,954
Accounts receivable	269	403
Contract asset	4,677	4,537
Prepaid expenses and other current assets	12,663	13,229
Total current assets	915,787	976,242
Property and equipment, net	8,904	6,543
Operating lease assets	20,309	20,780
Restricted cash	2,578	2,578
Intangible asset	2,300	2,300
Total assets	$949,878	$1,008,443
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,053	$8,276
Accrued expenses	15,217	13,557
Operating lease liabilities	1,922	1,844
Deferred revenue	166	248
Other current liabilities	16,332	396
Total current liabilities	41,690	24,321
Operating lease liabilities, net of current portion	20,555	21,056
Contingent consideration liability	45,663	50,258
Other liabilities	—	15,000
Total liabilities	107,908	110,635
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at March 31, 2022 and December 31, 2021; 108,433,350 and 108,210,318 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	109	109
Additional paid-in capital	1,681,225	1,666,887
Accumulated other comprehensive loss	(9,218)	(1,088)
Accumulated deficit	(830,146)	(768,100)
Total stockholders’ equity	841,970	897,808
Total liabilities and stockholders’ equity	$949,878	$1,008,443

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
License and other revenue	$419	$952
Total revenue	419	952
Operating expenses:
Research and development expenses	$51,667	$30,622
Change in fair value of contingent consideration liability	(4,595)	—
General and administrative expenses	16,068	12,735
Total operating expenses	63,140	43,357
Loss from operations	(62,721)	(42,405)
Other income (expense):
Interest income	696	226
Other income (expense)	(21)	(5)
Total other income (expense), net	675	221
Net loss	$(62,046)	$(42,184)
Net loss per share, basic and diluted	$(0.57)	$(0.47)
Weighted average shares of common stock, basic and diluted	108,293,251	90,197,579
Other comprehensive (loss) income:
Unrealized holding loss	(8,130)	(52)
Total other comprehensive (loss) income	(8,130)	(52)
Total comprehensive loss	$(70,176)	$(42,236)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Par value	Capital	Loss	Deficit
Balances at December 31, 2021	108,210,318	$109	$1,666,887	$(1,088)	$(768,100)	$897,808
Issuance of common stock upon exercise of stock options	195,799	—	883	—	—	883
Vesting of restricted common stock	27,233	—	—	—	—	—
Stock-based compensation expense	—	—	13,455	—	—	13,455
Unrealized loss on investments	—	—	—	(8,130)	—	(8,130)
Net loss	—	—	—	—	(62,046)	(62,046)
Balances at March 31, 2022	108,433,350	$109	$1,681,225	$(9,218)	$(830,146)	$841,970

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Par value	Capital	Income	Deficit
Balances at December 31, 2020	89,906,835	$90	$1,167,367	$64	$(404,228)	$763,293
Issuance of common stock upon exercise of stock options	437,230	—	2,055	—	—	2,055
Vesting of restricted common stock	84,489	—	3	—	—	3
Stock-based compensation expense	—	—	9,671	—	—	9,671
Unrealized loss on investments	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(42,184)	(42,184)
Balances at March 31, 2021	90,428,554	$90	$1,179,096	$12	$(446,412)	$732,786

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	(62,046)	$(42,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,455	9,671
Depreciation expense	975	919
Net amortization of premiums and discounts on investments	681	153
Change in fair value of contingent consideration liability	(4,595)	—
Changes in assets and liabilities:
Accounts receivable	134	75,000
Contract asset	(140)	(952)
Prepaid expenses and other current assets	566	1,632
Operating lease assets and liabilities, net	48	130
Other assets	—	22
Accounts payable	(1,223)	(811)
Accrued expenses and other liabilities	3,054	3,060
Deferred revenue	(82)	—
Net cash (used in) provided by operating activities	(49,173)	46,640
Cash flows from investing activities:
Purchases of property and equipment	(2,794)	(476)
Purchases of investments	(127,690)	(619,320)
Proceeds from maturities of investments	18,100	386,175
Net cash used in investing activities	(112,384)	(233,621)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	883	2,055
Net cash provided by financing activities	883	2,055
Net decrease in cash, cash equivalents and restricted cash	(160,674)	(184,926)
Cash, cash equivalents and restricted cash at beginning of period	282,697	448,524
Cash, cash equivalents and restricted cash at end of period	122,023	$263,598
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	1,552	$100
Reclassification of restricted stock liability to additional paid-in capital	—	$3

Reconciliation of Cash, Cash Equivalents and Restricted Cash from Balance Sheets to Statement of Cash Flows

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$119,445	$262,720
Restricted cash	2,578	878
Total cash, cash equivalents and restricted cash as shown on condensed consolidated statements of cash flows	$122,023	$263,598

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the “Company”) was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage, precision medicines company transforming the drug discovery process by combining leading-edge computational and experimental technologies with the goal of bringing life-changing therapies to patients. As the Company believes it is among the first of a new breed of biotech created at the intersection of disparate technologies, the Company aims to push the boundaries of what’s possible in drug discovery. The Company’s Dynamo™ platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable. The Company’s initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications. The Company’s lead product candidates, RLY-4008, RLY-2608 and RLY-1971, are in clinical development. The Company also has over five discovery stage programs across both precision oncology and genetic disease indications.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities.

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

The Company has incurred net operating losses since inception and had an accumulated deficit of $830.1 million as of March 31, 2022. The Company expects that its existing cash, cash equivalents and investments as of March 31, 2022 will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

Certain prior period amounts, specifically including certain current liabilities, have been reclassified to conform to current period presentation. Such reclassifications have no impact on the Company’s condensed consolidated statement of operations and comprehensive loss, as previously reported.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2022, the condensed consolidated results of its operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. The condensed consolidated financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are unaudited. The condensed consolidated results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the fair value of contingent milestone payments in connection with the acquisition of ZebiAI Therapeutics, Inc. (“ZebiAI”), the determination of the transaction price and standalone selling price of performance obligations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the accrual of research and development and manufacturing expenses, the valuation of equity instruments and the incremental borrowing rate for determining the operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience.

The full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. Actual results could differ from the Company’s estimates.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Certain amendments thereto were also issued by the FASB. ASU 2016-13 and the related amendments thereto require that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The Company adopted ASU 2016-13 and the related amendments thereto on January 1, 2022. The adoption of ASU 2016-13 and the related amendments thereto did not have a material impact on the Company’s condensed consolidated financial statements or disclosures as of and for the three months ended March 31, 2022.

Recently Issued Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of any recently issued standards have or may have a material impact on its condensed consolidated financial statements and disclosures.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$93,469	$—	$—	$93,469
Investments:
U.S. treasury bills	—	519,475	—	519,475
U.S. agency securities	—	259,258	—	259,258
Total investments	—	778,733	—	778,733
Total assets	$93,469	$778,733	$—	$872,202
Liabilities
Contingent Milestone Payments	$—	$—	$(45,663)	$(45,663)
Total liabilities	$—	$—	$(45,663)	$(45,663)

	Fair Value Measurements as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$251,891	$—	$—	$251,891
Investments:
U.S. treasury bills	—	469,386	—	469,386
U.S. agency securities	—	208,568	—	208,568
Total investments	—	677,954	—	677,954
Total assets	$251,891	$677,954	$—	$929,845
Liabilities
Contingent Milestone Payments	$—	$—	$45,258	$45,258
Total liabilities	$—	$—	$45,258	$45,258

In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data.

Fair Value of Contingent Consideration Liability

In April 2021, the Company acquired ZebiAI.

The Company’s Level 3 contingent consideration liability is related to $85.0 million of platform and program-related milestones (“Contingent Milestone Payments”) potentially payable to ZebiAI’s former equity holders. The contingent consideration liability for the Contingent Milestone Payments is measured at fair value at each reporting date pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company determines the fair value of the Contingent Milestone Payments based on the probability of achieving the milestones, the related timing, and, to a lesser extent, an appropriate discount rate. Significant judgment is used in determining these assumptions. Due to the uncertainties associated with the development of platforms and drug candidates in the pharmaceutical industry and the effects of changes in assumptions including probability of success and related timing, the Company expects its estimates regarding the fair value of Contingent Milestone Payments to continue to change in the future, resulting in adjustments to the fair value of the Company’s Contingent Milestone Payments, and the effect of any such adjustments could be material.

The Company also has a contingent consideration liability related to the fair value of $100.0 million in earnout payments (“Contingent Earnout Payments”). Because the Contingent Earnout Payments were not accounted for as derivatives under FASB ASC Topic 815, Derivatives and Hedging, they were only measured at fair value as of the acquisition date and are not re-assessed at fair value at each reporting period. The Contingent Earnout Payments will be adjusted when the contingency is resolved and the consideration is paid or becomes payable.

The following table reconciles the change in fair value of the contingent consideration liability (in thousands):

Three Months Ended March 31, 2022
Balance at December 31, 2021	$50,258
Change in fair value of Contingent Milestone Payments	(4,595)
Balance at March 31, 2022	$45,663

The “Change in fair value of Contingent Milestone Payments” in the table above was attributable to changes in the assumptions noted above through March 31, 2022, primarily changes in timing and interest rates.

The Contingent Milestone Payments are payable in shares of common stock based on a fixed amount assigned to each milestone and the weighted-average share price of the Company’s stock for the 5-day period prior to the milestone achievement. Accordingly, the number of shares to be issued upon a milestone achievement vary dependent on the Company’s stock price. The settlement amounts of Contingent Milestone Payments are predominantly fixed. If the milestones were achieved in full on March 31, 2022, the number of shares to be issued would be 2,806,207 based on a weighted average per share price of $30.29 for the 5-day period prior to March 31, 2022.

4. Investments

The fair value of available-for-sale investments by type of security was as follows:

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. treasury bills	$320,925	$—	$(2,122)	$318,803
U.S. agency securities	158,162	—	(1,004)	157,158
Total investments with a maturity of one year or less	479,087	—	(3,126)	475,961

U.S. treasury bills	204,602	—	(3,930)	200,672
U.S. agency securities	104,262	—	(2,162)	102,100
Total investments with a maturity of one to two years	308,864	—	(6,092)	302,772
Total investments	$787,951	$—	$(9,218)	$778,733

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. treasury bills	$189,406	$—	$(228)	$189,178
U.S. agency securities	108,895	—	(138)	108,757
Total investments with a maturity of one year or less	298,301	—	(366)	297,935

U.S. treasury bills	280,743	—	(535)	280,208
U.S. agency securities	99,998	—	(187)	99,811
Total investments with a maturity of one to two years	380,741	—	(722)	380,019
Total investments	$679,042	$—	$(1,088)	$677,954

Pursuant to the Company’s adoption of ASU 2016-13 and the related amendments thereto on January 1, 2022, the Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection therewith, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss on the condensed consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive (loss) income. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in general and administrative expenses within the condensed consolidated statement of operations. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

The Company held 109 and 88 debt securities that were in an unrealized loss position as of March 31, 2022 and December 31, 2021, respectively. The unrealized losses at March 31, 2022 and December 31, 2021 were attributable to changes in interest rates and the unrealized losses do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

The following table summarizes our available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasury bills	$519,475	$(6,052)	$—	$—	$519,475	$(6,052)
U.S. agency securities	259,258	(3,166)	—	—	259,258	(3,166)
Total	$778,733	$(9,218)	$—	$—	$778,733	$(9,218)

The following table summarizes our available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasury bills	$469,386	$(763)	$—	$—	$469,386	$(763)
U.S. agency securities	208,568	(325)	—	—	208,568	(325)
Total	$677,954	$(1,088)	$—	$—	$677,954	$(1,088)

5. Collaboration and License Arrangements

Discovery Collaboration Agreement with EQRx, Inc.

During the three months ended March 31, 2022, there were no changes to the Company’s Discovery and Collaboration Agreement (“Collaboration Agreement”) with EQRx, Inc. (“EQRx”) from August 2021. Accordingly, there were no changes to the Company’s accounting treatment thereon through March 31, 2022.

During the three months ended March 31, 2022, expenses related to the Collaboration Agreement were immaterial.

Collaboration and License Agreement with Genentech, Inc.

During the three months ended March 31, 2022, there were no material changes to the Company’s Collaboration and License Agreement (“License Agreement”) with Genentech, Inc. (“Genentech”) from December 2020. Accordingly, there were no changes to the Company’s accounting treatment thereon through March 31, 2022.

During the three months ended March 31, 2022 and 2021, the Company recognized an aggregate of $0.2 million and $1.0 million of revenue from the License Agreement, respectively.

As of March 31, 2022 and December 31, 2021, the Company recorded a contract asset in the amount of $4.7 million and $4.5 million, respectively, which is classified as a current asset on the condensed consolidated balance sheet. The contract asset relates to the amount of revenue recognized for which the right to payment is contingent upon conditions other than the passage of time, such as the completion of future milestone activities.

As of March 31, 2022 and December 31, 2021, the Company recorded an other liability in the amount of $15.0 million. The liability represents the cash received for a milestone payment in December 2021. The amount has been excluded from the transaction price at both March 31, 2022 and December 31, 2021 and, therefore, excluded from amounts recognized as revenue, since the amount is subject to repayment to Genentech if the Company exercises its option to participate in the profit/cost share under the License Agreement.

6. Stock Compensation

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
	2022	2021
Research and development expenses	$7,110	$4,151
General and administrative expenses	6,345	5,520
	$13,455	$9,671

7. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended March 31,
	2022	2021
Net loss	$(62,046)	$(42,184)
Net loss per share, basic and diluted	$(0.57)	$(0.47)
Weighted average shares of common stock, basic and diluted	108,293,251	90,197,579

The Company’s potentially dilutive securities, which include outstanding options to purchase common stock and restricted stock units summarized below, have been excluded from the computation of diluted net loss per share for the periods indicated below, as the effect would be anti-dilutive and reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	11,251,697	8,529,232
Restricted stock units	1,743,965	357,654
	12,995,662	8,886,886

8. Commitments and Contingencies

Intellectual Property License

During the three months ended March 31, 2022, the Company amended the Amended and Restated Collaboration and License Agreement (“DESRES Agreement”) with D.E. Shaw Research, LLC (“D.E. Shaw Research”), specifically to update certain of the Category 1, Category 2, and Category 3 Target lists thereunder. However, there was no change to the Company’s accounting treatment or incremental amounts recognized in connection therewith for the three months ended March 31, 2022.

The Company assessed the milestones under the DESRES Agreement at March 31, 2022 and December 31, 2021, and concluded no such milestone payments were due. The Company recorded research and development expense of $2.3 million and $1.8 million under the DESRES Agreement for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had no accrued expense balances to D.E. Shaw Research on its condensed consolidated balance sheets. The Company had prepaid balances of $2.1 million and $4.4 million for D.E. Shaw Research as of March 31, 2022 and December 31, 2021, respectively.

Other Significant Arrangements

The Company has certain other research and license arrangements with third parties, which provide the Company with research services with the goal of identifying and developing product candidates, and the Company is obligated to pay certain development milestone payments pursuant to these arrangements upon the achievement of certain specified contingent events. The Company assessed such milestones at March 31, 2022 and December 31, 2021, respectively, and concluded no such milestone payments were due. The Company incurred approximately $1.0 million and $0.4 million of research and development expense under these agreements for the three months ended March 31, 2022 and 2021, respectively.

9. Subsequent Events

In preparing the consolidated interim financial statements as of March 31, 2022 and for the three month period then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements.

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

Overview

We are a clinical-stage precision medicines company transforming the drug discovery process by combining leading-edge computational and experimental technologies with the goal of bringing life-changing therapies to patients. As we believe we are among the first of a new breed of biotech created at the intersection of disparate technologies, we aim to push the boundaries of what’s possible in drug discovery. Our Dynamo™ platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable. Our initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications.

We are advancing a pipeline of medicines to address targets in precision oncology, including our lead product candidates, RLY-4008, RLY-2608 and RLY-1971.

•
RLY-4008. In the third quarter of 2020, we initiated a first-in-human clinical trial for RLY-4008, a potent, selective and oral small molecule inhibitor of fibroblast growth factor receptor 2, or FGFR2, for patients with advanced or metastatic FGFR2-altered solid tumors. In October 2021, we announced initial clinical data from this trial, which suggested robust inhibition of FGFR2 in the first 49 subjects that was not observed to be limited by off-target toxicities, including hyperphosphatemia and diarrhea, as of the data cut-off date of September 9, 2021. In December 2021, we initiated expansion cohorts at a continuous 70 mg once-daily dose. In January 2022, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to RLY-4008 for the treatment of cholangiocarcinoma.
•
RLY-2608. In December 2021, we dosed the first patient in a first-in-human clinical trial for RLY-2608, the first known allosteric, pan-mutant (H1047X, E542X and E545X) and isoform-selective phosphoinostide 3 kinase alpha, or PI3Kα, inhibitor in clinical development. In April 2022, we initiated the second arm of the dose escalation part of this trial, evaluating RLY-2608 in combination with fulvestrant for patients with HR+, HER2–, PI3Kα-mutated, locally advanced or metastatic breast cancer. RLY-2608 is the lead program of multiple efforts in our PI3Kα franchise to discover and develop mutant selective inhibitors of PI3Kα. In the fourth quarter of 2021, we announced preclinical data for RLY-2608, in which we observed that RLY-2608 preferentially bound to mutant PI3Kα at a novel allosteric site discovered by the Dynamo platform. The data also suggest that projected clinically relevant doses of RLY-2608 achieved tumor regression in PIK3CA mutant in vivo xenograft mouse models representing H1047R and E545K mutations with significantly reduced impact on glucose metabolism compared to non-mutant selective active site inhibitors. The data further suggest that in preclinical models, RLY-2608 combined with standard of care therapies facilitated regressions in ER+/HER2- breast cancer.
•
RLY-1971. We initiated a Phase 1 clinical trial for RLY-1971, our inhibitor of Src homology region 2 domain-containing phosphatase-2, or SHP2, in patients with advanced solid tumors in the first quarter of 2020. In December 2020, we entered into a global collaboration and license agreement, or the License Agreement, with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of RLY-1971. In July 2021, Genentech initiated the cohort of RLY-1971 in combination with GDC-6036, its KRAS G12C inhibitor, in a Phase 1b trial.

While our initial focus is on precision oncology, we believe our Dynamo platform may also be broadly applied to other areas of precision medicine, such as genetic disease indications. In addition to the three product candidates described above, we have over five discovery stage programs across both precision oncology and genetic disease. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of our therapies.

We were incorporated in May 2015. We have devoted substantially all of our resources to developing our lead product candidates, developing our innovative computational and experimental approaches on protein motion, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of preferred stock, convertible debt and proceeds from public offerings of our common stock. Additionally, in 2021, we received an aggregate of $95.0 million in connection with the License Agreement with Genentech.

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

In August 2021, we entered into the Discovery and Collaboration Agreement, or Collaboration Agreement, with EQRx, Inc., or EQRx, to discover, develop, and commercialize novel medicines against validated oncology targets. Under the terms of the agreement, we will be responsible for the discovery phase through to filing of the application for an Investigational New Drug, or IND, while EQRx will be responsible for clinical development, regulatory and commercialization efforts of the product candidates developed pursuant to the collaboration. Subject to certain opt-out rights, we and EQRx will equally share in the discovery, development and commercialization costs and the net profits from sales of any collaboration medicines, if approved. We retain the right to develop any collaboration medicines in combination with our wholly-owned pipeline.

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

In December 2020, we entered into the License Agreement with Genentech for the development and commercialization of RLY-1971. Under the terms of the License Agreement, we received $75.0 million in an upfront payment and $20.0 million in milestone payments from Genentech in 2021. We are eligible to receive an additional $5.0 million in near-term payments; and, if we do not opt into a U.S. profit/cost share, up to $695.0 million in additional development, commercialization and sales-based milestones for RLY-1971; and tiered royalties on annual global net sales (on a country-by-country basis), anticipated to be in the low-to-mid-teens, subject to reductions in certain circumstances. Additionally, we are eligible to receive additional royalties in the event of regulatory approval of RLY-1971 and Genentech’s compound, GDC-6036, that directly binds to and inhibits KRAS G12C, in combination. We have the right to opt-in to a 50/50 U.S. profit/cost share and if we do opt into the U.S. profit/cost share, we are eligible to receive up to $410.0 million in additional commercialization and sales-based milestones for RLY-1971 outside of the U.S. and tiered royalties on annual net sales outside of the U.S. (on a country-by-country basis), anticipated to be in the low-to-mid-teens, subject to reduction in certain circumstances. We also retain the right to develop RLY-1971 in combination with our FGFR2 and PI3Kα programs.

The ongoing COVID-19 pandemic has presented a substantial public health and economic challenge around the world and continues to affect our employees, patients, communities and business operations. The extent to which the COVID-19 pandemic may continue to affect our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the severity and duration of additional variant outbreaks, vaccination rates where we or our third party partners conduct operations, and the actions to contain COVID-19 or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the United States, including our ability to obtain slots for IND-enabling studies, recruit and retain patients, principal investigators and site staff in our clinical trials, obtain sufficient clinical trial supply of our product candidates due to supply chain disruptions or interruptions in global shipping, as well as activate new clinical trial sites. To date, we have been able to continue to enroll our patients in first-in-human clinical trials for RLY-1971, RLY-4008, and RLY-2608, and we currently do not anticipate any interruptions in clinical enrollment or any material adverse impact on our financial condition or results of operations due to the ongoing COVID-19 pandemic. However, we are continuing to assess the potential impact of the ongoing COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system. See “—The ongoing COVID-19 pandemic has impacted our business and any future pandemic, epidemic, or outbreak of an infectious disease could similarly affect our business and our financial results and could cause further disruption to the development of our product candidates” for a more detailed discussion of the risks related to the ongoing COVID-19 pandemic.

Additionally, inflation generally affects us by increasing our employee-related costs and clinical trial expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section “Risk Factors” in this Quarterly Report. We do not believe that such factors had a material adverse impact on our results of operations during the three month period ended March 31, 2022.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $62.0 million and $42.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $830.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate increasing operating losses for at least the next several years.

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

We believe our cash, cash equivalents and investments of $898.2 million as of March 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements into at least 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Components of our Results of Operations

Revenue

To date, our revenue consists primarily of amounts related to the License Agreement with Genentech. We recognize our revenue as the performance obligations are satisfied under the agreement.

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

Our most advanced development programs, RLY-1971, RLY-4008 and RLY-2608, are in first-in-human clinical trials. We have over five discovery stage programs across both precision oncology and genetic disease indications. Costs incurred for these programs include costs incurred to support our discovery research and translational science efforts up to the initiation of first-in-human clinical development. Platform research and other research and development activities include costs that are not specifically allocated to active product candidates, including facilities costs, depreciation expense and other costs. Employee related expenses includes salary, wages, stock-based compensation and other costs related to our personnel, which are not allocated to specific programs or activities.

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
•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers or other vendors resulting from the ongoing COVID-19 pandemic or a similar public health crisis or the changing political conditions such as the current conflict between Russia and Ukraine and related global economic sanctions;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; other expenses associated with operating as a public company, including compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs, and investor and public relations costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021
	(in thousands)
License and other revenue	$419	$952	$(533)
Operating expenses:
Research and development expenses	$51,667	$30,622	$21,045
Change in fair value of contingent consideration liability	(4,595)	—	(4,595)
General and administrative expenses	16,068	12,735	3,333
Total operating expenses	63,140	43,357	19,783
Loss from operations	(62,721)	(42,405)	(20,316)
Other income, net	675	221	454
Net loss	$(62,046)	$(42,184)	$(19,862)

Revenue

We recognized revenue of approximately $0.4 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. The decrease of $0.5 million was primarily related to revenue recognized upon the transfer of active pharmaceutical ingredient during the three months ended March 31, 2021, for which no revenue was recognized during the three months ended March 31, 2022.

Research and Development Expenses

The following summarizes our research and development expenses. We do not allocate certain internal costs, facilities, or overhead costs to specific development programs:

	Three Months Ended March 31,		Change
	2022	2021
	(in thousands)
External costs for programs in clinical trials	$8,716	$2,724	$5,992
External costs for preclinical development candidates	17,421	12,806	4,615
Employee related expenses	21,083	11,730	9,353
Other expenses	4,447	3,362	1,085
Total research and development expenses	$51,667	$30,622	$21,045

Research and development expenses were $51.7 million for the three months ended March 31, 2022 compared to $30.6 million for the three months ended March 31, 2021. The increase of $21.0 million was primarily due to $9.4 million of additional employee related costs due to increased headcount, including an increase in stock-based compensation of $3.0 million, $6.0 million related to additional clinical trial expenses, and $4.6 million related to preclinical development candidates.

Change in Fair Value of Contingent Consideration Liability

The fair value of our contingent consideration liability for milestones under the Merger Agreement with ZebiAI decreased by $4.6 million from $50.3 million at December 31, 2021 to $45.7 million at March 31, 2022. The decrease was primarily attributable to changes in the assumptions underlying the fair value measurement between December 31, 2021 and March 31, 2022. There were no similar amounts in the prior period. In future periods, we expect the fair value of contingent consideration to increase or decrease based on, among other things, our estimates of the probability of achieving and the timing of the contingent milestone payments, as well as changes in market interest rates and the time value of money.

General and Administrative Expenses

General and administrative expenses were $16.1 million for the three months ended March 31, 2022 compared to $12.7 million for the three months ended March 31, 2021. The increase of $3.3 million was primarily due to $3.0 million of additional employee related costs due to increased headcount, including an increase in stock-based compensation expense of $0.8 million.

Other Income, Net

Other income, net, was $0.7 million for the three months ended March 31, 2022 compared to $0.2 million for the three months ended March 31, 2021. The increase was primarily a result of changes in interest rates.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have principally financed our operations through private placements of preferred stock, convertible debt and proceeds from public offerings of our common stock. In July 2020, we closed our IPO and issued 23,000,000 shares of common stock for net proceeds of $425.3 million. Prior to our IPO, we received gross proceeds of $520.0 million from sales of our preferred stock and our issuance of convertible debt. We received an upfront payment of $75.0 million from Genentech pursuant to the License Agreement with Genentech in January 2021 and $20.0 million in milestone payments in 2021. As of March 31, 2022, we had cash, cash equivalents and investments of $898.2 million.

In August 2021, we filed a universal shelf registration statement on Form S-3ASR with the SEC, or the 2021 Shelf, to register for sale an amount of our common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective upon filing with the SEC (File No. 333-258768).

In August 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of our common stock sold under the Sales Agreement as of March 31, 2022.

In October 2021, we completed the October 2021 Offering of 15,188,679 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 1,981,132 shares, at an offering price of $26.50 per share. We received net proceeds of $382.2 million, after deducting underwriting discounts and commissions and other offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash (used in) provided by operating activities	$(49,173)	$46,640
Cash used in investing activities	(112,384)	(233,621)
Cash provided by financing activities	883	2,055
Net decrease in cash, cash equivalents and restricted cash	$(160,674)	$(184,926)

Operating Activities

During the three months ended March 31, 2022, we used $49.2 million of cash on operating activities, primarily resulting from our net loss of $62.0 million, offset by non-cash charges of $10.5 million and cash provided by changes in our operating assets and liabilities of $2.3 million.

During the three months ended March 31, 2021, operating activities provided $46.6 million of cash, primarily resulting from changes in our operating assets and liabilities of $78.1 million, offset by our net loss excluding non-cash charges of $31.5 million.

Investing Activities

During the three months ended March 31, 2022, investing activities used $112.4 million of cash, consisting of $109.6 million of net purchases of investments and $2.8 million for the acquisition of property and equipment.

During the three months ended March 31, 2021, investing activities used $233.6 million of cash, consisting of $233.1 million of net investment maturities, partially offset by $0.5 million for the acquisition of property and equipment.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $0.9 million, consisting of net proceeds from the exercise of stock options.

During the three months ended March 31, 2021, net cash provided by financing activities was $2.1 million, consisting of net proceeds from the exercise of stock options.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to the potential clinical development activities of RLY-4008 and RLY-2608 and the ongoing preclinical development activities of our PI3Ka program. In addition, we are now incurring additional costs associated with operating as a public company. We expect that our expenses will increase substantially as discussed in more detail in “— Overview” above.

As of March 31, 2022, we had cash, cash equivalents and investments of $898.2 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into at least 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the development of RLY-4008, RLY-2608 and our other product candidates and programs, and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers or other vendors, resulting from the ongoing COVID-19 pandemic or similar public health crisis or the changing political conditions such as the current conflict between Russia and Ukraine and related global economic sanctions;
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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments during the three months ended March 31, 2022. For more information on our contractual obligations and commitments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 8, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international markets. We have made estimates of the impact of

COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results could differ from our estimates.

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022, the notes to our audited financial statements appearing in our Annual Report on Form 10-K and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through March 31, 2022 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that we have adopted is disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. None of these pronouncements had a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of March 31, 2022, our cash equivalents consisted of money market funds. As of March 31, 2022, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes in federal interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2022, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of March 31, 2022, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the three months ended March 31, 2022. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As a result of the ongoing COVID-19 pandemic, many of our employees are working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2022, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business.

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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as more participants enroll and as data mature. Preliminary or top-line data also remain subject to cleaning and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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
•
we may not be able to adequately project the timing and quantity of our product candidates or other materials necessary to conduct clinical trials of our product candidates or the supply or quality of these materials may be insufficient or inadequate; and
•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the clinical trials, or reports may arise from nonclinical studies or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates.

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

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays, including those caused by the ongoing COVID-19 pandemic, also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. Any delays in our preclinical or current or future clinical development programs may harm our business, financial condition and prospects significantly.

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
•
the proximity and availability of clinical trial sites for prospective patients; and
•
factors we may not be able to control, such as uncertain geopolitical conditions or current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g., complications due to the current conflict between Russia and Ukraine or the ongoing COVID-19 pandemic).

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical and other nonclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical, other nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA, EMA or other regulatory authority approval.

Our current or future clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical or other nonclinical studies or early clinical data and may result in a safety profile that would inhibit regulatory approval or market acceptance of any of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical or other nonclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical or other nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through preclinical or other nonclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates.

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

We may also evaluate our current product candidates or any other future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities. We will not be able to market and sell our SHP2 program, FGFR2 program, or PI3K program or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. Pursuant to the License Agreement with Genentech, as further described above, Genentech will assume the development of RLY-1971, including developing RLY-1971 in combination with Genentech’s KRAS G12C program.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and often takes many years. If the FDA or a similar foreign regulatory authority requires that we perform additional nonclinical studies or clinical trials, approval, if obtained at all, may be delayed. The length of such a delay varies substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA, 510(k), premarket approval application, or PMA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and similar authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

We are currently evaluating the safety and tolerability of RLY-1971 in a Phase 1 dose escalation/dose expansion study in patients with advanced or metastatic solid tumors and pursuant to the License Agreement with Genentech entered into in December 2020, future development for RLY-1971, including the potential to conduct multiple combination studies, is governed by a joint development team between us and Genentech. In July 2021, Genentech initiated the cohort of RLY-1971 in combination with GDC-6036, its KRAS G12C inhibitor, in a Phase 1b trial. We estimate there are approximately 38,000 patients annually in the United States with advanced lung cancer or colorectal cancer who might benefit from a combination of RLY-1971 with another targeted inhibitor. In the future, if RLY-1971 advances to earlier lines of combination treatment for lung cancer or colorectal cancer, we believe it could be applied in the treatment of approximately 70,000 patients annually in the United States. The subset of patients with KRAS G12C mutations in lung cancer and colorectal cancer who could potentially benefit from the combination of RLY-1971 with GDC-6036 is approximately 17,000 to 32,000 annually in the United States.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

Moreover, we are subject to certain payment obligations under the DESRES Agreement, including payments to D. E. Shaw Research in connection with certain transactions, including our collaboration with Genentech pursuant to the License Agreement with Genentech. These payment obligations may decrease the value to us of certain transactional opportunities or otherwise burden our ability to enter into such transactions.

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

We do not have the ability to independently conduct clinical trials. We rely and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

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

Our product candidates and any products that we may develop may compete with other product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Due to capacity constraints at cGMP manufacturers relating to the ongoing COVID-19 pandemic, we have been required to forecast the amount of clinical trial supply needed for our clinical trials further in advance than had typically been required, and there is limited flexibility to adjust our manufacturing needs as our clinical trials progress, which may lead to added costs or delays in our clinical trials.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We are also unable to predict how the ongoing COVID-19 pandemic or the current conflict between Russia and Ukraine may affect our third-party manufacturers, including any potential disruptions to our global supply chain. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers, which we may not be able to do on reasonable terms, if at all, or manufacture the materials ourselves, for which we may not have the capabilities or resources. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original contract manufacturing organization, or CMO, and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. Changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. We may incur added costs and delays in identifying and qualifying any such replacement. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

The third parties upon whom we rely for the supply of the active pharmaceutical ingredient, drug product and starting materials used in our product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The active pharmaceutical ingredients, or API, drug product and starting materials used in our product candidates are supplied to us primarily from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug product and starting materials for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We do not currently have arrangements in place for a redundant or second-source supply of any such API, drug product or starting materials in the event any of our current suppliers of such API, drug product or starting materials cease their operations for any reason. If any of our third-party suppliers or manufacturers ceases its operations for any reason or is unable or unwilling to supply API, drug product or starting material in sufficient quantities, on the timelines necessary, or at acceptable prices, to meet our needs, it could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects. We are also unable to predict how changing global economic or political conditions, such as the current conflict between Russia and Ukraine and related global economic sanctions, or potential global health concerns, such as the ongoing COVID-19 pandemic, will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such API, drug product and starting materials prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

Establishing additional or replacement suppliers for the API, drug product and starting materials used in our product candidates, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory inspection or approval, which could result in further delay. While we seek to maintain adequate inventory of the API, drug product and starting materials used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API, drug product or starting materials from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

We have and may enter into other collaborations with third parties for the research, development, manufacture and commercialization of one or more of our programs or product candidates. If these collaborations are not successful, our business could be adversely affected.

We have entered into and may enter into collaborations with third parties for one or more of our programs or product candidates, such as our License Agreement with Genentech to develop and commercialize RLY-1971. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that any future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them.

Any collaborations we have entered into or will enter into may pose several risks, including the following:

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $62.0 million and $42.2 million for the three months ended March 31, 2022 and 2021, respectively. We had an accumulated deficit of $830.1 million as of March 31, 2022. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our drug discovery platform and initial product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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
•
the changing and volatile U.S. and global economic environments or political instability, including as a result of the ongoing COVID-19 pandemic or the current conflict between Russia and Ukraine; and
•
future accounting pronouncements or changes in our accounting policies.

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

We expect that our existing cash and cash equivalents and investments will be sufficient to fund our operations through at least the next 12 months. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors, resulting from the ongoing COVID-19 pandemic or similar public health crisis or the changing political conditions such as the current conflict between Russia and Ukraine and related global economic sanctions;

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect your rights as a common stockholder. We may offer and sell up to an aggregate amount of $300.0 million of our common stock from time to time in “at the market” offerings pursuant to the sales agreement, or the Sales Agreement, with Cowen and Company, LLC, subject to the limitations thereof. As of March 31, 2022, no shares of common stock have been sold under the Sales Agreement. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. While progress has been made in the fight against the ongoing COVID-19 pandemic, including the broad dissemination and administration of vaccines in certain countries, the COVID-19 pandemic has continued to spread globally, including in all 50 states within the United States, including specifically Cambridge, Massachusetts where our primary office and laboratory space is located. The COVID-19 pandemic has continued to evolve as new variants of COVID-19 have been identified and spread, which have led to various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the ongoing COVID-19 pandemic may continue to affect our operations or those of our third-party partners, including our preclinical or other nonclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the severity and duration of additional variant outbreaks, vaccination rates where we or our third party partners conduct operations, and the actions to contain COVID-19 or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical, other nonclinical or clinical trial operations in the United States, including our ability to obtain slots for IND-enabling studies and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if infection rates remain high. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, if any patients enrolled in our clinical trials are infected with COVID-19, they may not be able to complete these trials. Further, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

Global economic uncertainty or political instability could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions and uncertainty in the global economy and in the global financial markets. Economic uncertainty in various global markets caused by political instability, changes in trade agreements and conflicts, such as the current conflict between Russia and Ukraine, and related sanctions as well as a severe or prolonged economic downturn could result in a variety of risks to our business, including difficulty in enrolling participants in our clinical trials, difficulty in forecasting our financial results and managing inventory levels and negatively impacting our ability to raise additional capital when needed on acceptable terms, if at all. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs, may negatively impact markets and cause weaker macro-economic conditions. The effects of these events may continue due to potential U.S. government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with China and other countries. Additionally, the ongoing COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. See “—The COVID-19 pandemic has impacted our business and any future pandemic, epidemic, or outbreak of an infectious disease could similarly affect our business and our financial results and could cause further disruption to the development of our product candidates.” Global economic uncertainty or political instability, including the current conflict between Russia and Ukraine, has also strained, and could continue to strain, certain of our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions, including the global economic uncertainty resulting from the conflict between Russia and Ukraine and otherwise, could adversely impact our business.

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

Pursuant to the License Agreement with Genentech, we have granted an exclusive, worldwide, royalty-bearing license to Genentech, with the right to sublicense, develop and commercialize RLY-1971 and any other SHP2 inhibitors developed under the License Agreement with Genentech. Genentech has the first right, but not the obligation, to file, prosecute and maintain any patents licensed to it, as well as to enforce infringement of or defend claims against such patents that relate to RLY-1971 or other SHP2 inhibitors. See “Risks Related to Our Reliance on Third Parties— We have and may enter into collaborations with third parties for the research, development, manufacture and commercialization of one or more of our programs or product candidates. If these collaborations are not successful, our business could be adversely affected.” for a discussion of risks related to the protection of our intellectual property rights under our collaborations.

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
clinical trial holds;
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

Additionally, with respect to the UK, the Information Commissioner’s Office, or ICO, has recently introduced new mechanisms for international transfers of personal data originating from the UK (an International Data Transfer Agreement, or IDTA, along with a separate addendum to the EU SCCs), which are in force as of March 21, 2022, to replace the old form EU SCCs for UK transfers. The new IDTA or the UK addendum must be used for any new contract entered into after September 21, 2022 and implemented in existing contracts that incorporate the prior version of the SCCs by March 21, 2024. We will be required to implement these new safeguards when these safeguards are used as the basis for transferring personal data out of the UK and doing so may require significant effort and cost.

If we are investigated by a European or UK data protection authority, we may face fines and other penalties. Any such investigation or charges by European or UK data protection authorities could have a negative effect on our business and on our ability to commercialize our products in the future, including with European, UK-based or multi-national pharmaceutical partners.

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

We have obtained orphan drug designation for one of our product candidates. We may seek orphan drug designation for certain of our other product candidates as well, and we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

In January 2022, the FDA granted orphan drug designation to RLY-4008 for the treatment of cholangiocarcinoma. As part of our business strategy, we may seek orphan drug designation for certain of our other product candidates as well, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in the EU, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized for marketing in the EU (or, if a method exists, the product would be of a significant benefit to those affected by the condition). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the product in the EU would generate sufficient return to justify the necessary investment in developing the product. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if another drug with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. We have obtained orphan drug designation for one of our product candidates and while we may seek orphan drug designation for our other product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations. In addition, the FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken; however, pursuant to the CARES Act and subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. A 1% payment reduction is occurring from April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its product candidates available to eligible patients as a result of the Right to Try Act. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. Separately, in response to the ongoing COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and any travel restrictions, the FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical or other nonclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related to Growth and Acquisitions

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of March 31, 2022, we had 276 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Given our limited operating history, we are still in the process of implementing our internal security measures. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses, ransomware attacks and other unauthorized access. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. The risk of cyber incidents could also be increased by cyberwarfare in connection with the current conflict between Russia and Ukraine, including potential proliferation of malware into systems unrelated to the conflict. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, the further development and commercialization of our product candidate or any future product candidates could be hindered or delayed, we could be required to expend significant amounts of money and other resources to repair or replace our information systems or networks, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. In addition, in response to the ongoing COVID-19 pandemic, part of our workforce is currently working remotely. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions.

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

Our current operations are located in Massachusetts; however, we rely on third parties, including those that are located outside the United States, and we or the third parties upon whom we depend may be adversely affected by natural disasters or other unplanned events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are located in Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, including any potential effects from the current global spread of COVID-19, global conflicts such as the current conflict between Russia and Ukraine, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the facilities of our third-party contract manufacturers or CROs, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations.

Natural disasters or pandemics such as the ongoing COVID-19 pandemic could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the facilities of our third-party contract manufacturers or CROs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities or the facilities of our third-party contract manufacturers or CROs are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $19.05 to an intraday high of $64.37 through May 2, 2022. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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

General Risk Factors

Risks Related to Insider Control

Our executive officers, directors, principal stockholders and their affiliates exercise significant control over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of March 31, 2022, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 56.3% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Because we are no longer an emerging growth company, we are required to include with our annual reports an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have been and will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 or that we will not be able to comply with the requirements of Section 404 in a timely manner. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

3.2	Amended and Restated Bylaws of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-39385) filed on July 21, 2020).

10.1*†	Amendment No. AR3 to Amended and Restated Collaboration and License Agreement, by and between the Registrant and D.E. Shaw Research, LLC, dated January 27, 2022.

10.2*†	First Amendment to Collaboration and License Agreement, by and between the Registrant and Genentech, Inc. and F. Hoffmann-La Roche Ltd, dated February 2, 2022.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

RELAY THERAPEUTICS, INC.

Date: May 5, 2022	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)