Form 10-Q
period 2022-06-30
Relay Therapeutics, Inc.
filed 2022-08-04
CIK 1812364

06-30-202s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 108,898,083 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “projects,” “will,” “might,” “could,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed above under “Summary of the Material Risks Associated with Our Business”, those listed below under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$107,736	$280,119
Investments	730,254	677,954
Accounts receivable	288	403
Contract asset	4,764	4,537
Prepaid expenses and other current assets	12,751	13,229
Total current assets	855,793	976,242
Property and equipment, net	8,922	6,543
Operating lease assets	19,828	20,780
Restricted cash	2,578	2,578
Intangible asset	2,300	2,300
Total assets	$889,421	$1,008,443
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,296	$8,276
Accrued expenses	22,108	13,557
Operating lease liabilities	2,002	1,844
Deferred revenue	83	248
Other current liabilities	15,413	396
Total current liabilities	43,902	24,321
Operating lease liabilities, net of current portion	20,019	21,056
Contingent consideration liability	45,863	50,258
Other liabilities	—	15,000
Total liabilities	109,784	110,635
Commitments and contingencies (Note 8)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 300,000,000 and 150,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 108,810,478 and 108,210,318 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	109	109
Additional paid-in capital	1,698,368	1,666,887
Accumulated other comprehensive loss	(11,906)	(1,088)
Accumulated deficit	(906,934)	(768,100)
Total stockholders’ equity	779,637	897,808
Total liabilities and stockholders’ equity	$889,421	$1,008,443

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
License and other revenue	$365	$844	$784	$1,796
Total revenue	365	844	784	1,796
Operating expenses:
Research and development expenses	$60,511	$45,147	$112,178	$75,769
In-process research and development expenses	—	123,000	—	123,000
Loss on initial consolidation of variable interest entity	—	11,855	—	11,855
Change in fair value of contingent consideration liability	200	—	(4,395)	—
General and administrative expenses	17,465	14,422	33,533	27,156
Total operating expenses	78,176	194,424	141,316	237,780
Loss from operations	(77,811)	(193,580)	(140,532)	(235,984)
Other income:
Interest income	1,005	180	1,701	406
Other income (expense)	18	1	(3)	(4)
Total other income, net	1,023	181	1,698	402
Net loss	$(76,788)	$(193,399)	$(138,834)	$(235,582)
Net loss per share, basic and diluted	$(0.71)	$(2.10)	$(1.28)	$(2.58)
Weighted average shares of common stock, basic and diluted	108,644,329	91,939,439	108,469,760	91,188,160
Other comprehensive loss:
Unrealized holding loss	(2,688)	(76)	(10,818)	(128)
Total other comprehensive loss	(2,688)	(76)	(10,818)	(128)
Total comprehensive loss	$(79,476)	$(193,475)	$(149,652)	$(235,710)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par value	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	108,210,318	$109	$1,666,887	$(1,088)	$(768,100)	$897,808
Issuance of common stock upon exercise of stock options	195,799	—	883	—	—	883
Vesting of restricted stock units	27,233	—	—	—	—	—
Stock-based compensation expense	—	—	13,455	—	—	13,455
Unrealized loss on investments	—	—	—	(8,130)	—	(8,130)
Net loss	—	—	—	—	(62,046)	(62,046)
Balances at March 31, 2022	108,433,350	$109	$1,681,225	$(9,218)	$(830,146)	$841,970
Issuance of common stock upon exercise of stock options	182,113	—	859	—	—	859
Issuance of common stock under ESPP	79,859	—	1,137	—	—	1,137
Vesting of restricted stock units	115,156	—	—	—	—	—
Stock-based compensation expense	—	—	15,147	—	—	15,147
Unrealized loss on investments	—	—	—	(2,688)	—	(2,688)
Net loss	—	—	—	—	(76,788)	(76,788)
Balances at June 30, 2022	108,810,478	$109	$1,698,368	$(11,906)	$(906,934)	$779,637

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par value	Capital	Income	Deficit	Equity
Balances at December 31, 2020	89,906,835	$90	$1,167,367	$64	$(404,228)	$763,293
Issuance of common stock upon exercise of stock options	437,230	—	2,055	—	—	2,055
Vesting of restricted common stock	84,489	—	3	—	—	3
Stock-based compensation expense	—	—	9,671	—	—	9,671
Unrealized loss on investments	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(42,184)	(42,184)
Balances at March 31, 2021	90,428,554	$90	$1,179,096	$12	$(446,412)	$732,786
Issuance of common stock upon exercise of stock options	218,365	—	1,123	—	—	1,123
Vesting of restricted stock units	22,239	—	—	—	—	—
Stock-based compensation expense	—	—	16,147	—	—	16,147
Shares issued in connection with acquisition of ZebiAI	1,883,487	2	61,946	—	—	61,948
Unrealized loss on investments	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	(193,399)	(193,399)
Balances at June 30, 2021	92,552,645	$92	$1,258,312	$(64)	$(639,811)	$618,529

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	(138,834)	$(235,582)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	28,602	25,818
Depreciation expense	1,931	1,879
Net amortization of premiums and discounts on investments	1,227	701
Acquired in-process research and development	—	123,000
Loss on initial consolidation of variable interest entity	—	11,855
Change in fair value of contingent consideration liability	(4,395)	—
Changes in assets and liabilities:
Accounts receivable	115	74,801
Contract asset	(227)	3,462
Prepaid expenses and other current assets	478	4,964
Operating lease assets and liabilities, net	73	186
Other assets	—	22
Accounts payable	(4,611)	(867)
Accrued expenses and other liabilities	9,540	8,261
Deferred revenue	(165)	—
Net cash (used in) provided by operating activities	(106,266)	18,500
Cash flows from investing activities:
Purchases of property and equipment	(4,651)	(855)
Purchases of investments	(151,945)	(646,239)
Proceeds from maturities of investments	87,600	464,673
Cash paid for acquisition of ZebiAI, net of cash acquired	—	(25,132)
Net cash used in investing activities	(68,996)	(207,553)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1,742	3,176
Proceeds from issuance of common stock under ESPP	1,137	—
Net cash provided by financing activities	2,879	3,176
Net decrease in cash, cash equivalents and restricted cash	(172,383)	(185,877)
Cash, cash equivalents and restricted cash at beginning of period	282,697	448,524
Cash, cash equivalents and restricted cash at end of period	110,314	262,647
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	669	$1,077
Reclassification of restricted stock liability to additional paid-in capital	—	$3
Assets obtained in asset acquisition of ZebiAI	—	$662
Liabilities assumed in asset acquisition of ZebiAI	—	$2,330
Fair value of equity issued in asset acquisition of ZebiAI	—	$62,990

Reconciliation of Cash, Cash Equivalents and Restricted Cash from Balance Sheets to Statement of Cash Flows

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$107,736	$260,069
Restricted cash	2,578	2,578
Total cash, cash equivalents and restricted cash as shown on condensed consolidated statements of cash flows	$110,314	$262,647

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

The Company has incurred net operating losses since inception and had an accumulated deficit of $906.9 million as of June 30, 2022. The Company expects that its existing cash, cash equivalents and investments as of June 30, 2022 will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2022, the condensed consolidated results of its operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The condensed consolidated financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are unaudited. The condensed consolidated results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the fair value of contingent milestone payments in connection with the acquisition of ZebiAI Therapeutics, Inc. (“ZebiAI”), the determination of the transaction price and standalone selling price of performance obligations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers ("ASC 606"), the accrual of research and development and manufacturing expenses, the valuation of equity instruments and the incremental borrowing rate for determining the operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Certain amendments thereto were also issued by the FASB. ASU 2016-13 and the related amendments thereto require that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The Company adopted ASU 2016-13 and the related amendments thereto on January 1, 2022. The adoption of ASU 2016-13 and the related amendments thereto did not have a material impact on the Company’s condensed consolidated financial statements or disclosures as of and for the three and six months ended June 30, 2022.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2022:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$80,153	$—	$—	$80,153
Investments:
U.S. treasury bills	—	478,880	—	478,880
U.S. agency securities	—	251,374	—	251,374
Total investments	—	730,254	—	730,254
Total assets	$80,153	$730,254	$—	$810,407
Liabilities
Contingent Milestone Payments	$—	$—	$40,863	$40,863
Total liabilities	$—	$—	$40,863	$40,863

	Fair Value Measurements as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$251,891	$—	$—	$251,891
Investments:
U.S. treasury bills	—	469,386	—	469,386
U.S. agency securities	—	208,568	—	208,568
Total investments	—	677,954	—	677,954
Total assets	$251,891	$677,954	$—	$929,845
Liabilities
Contingent Milestone Payments	$—	$—	$45,258	$45,258
Total liabilities	$—	$—	$45,258	$45,258

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

The Company also has a contingent consideration liability related to the fair value of $100.0 million in earnout payments (“Contingent Earnout Payments”). Because the Contingent Earnout Payments were not accounted for as derivatives under FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"), they were only measured at fair value as of the acquisition date and are not re-assessed at fair value at each reporting period. The Contingent Earnout Payments will be adjusted when the contingency is resolved and the consideration is paid or becomes payable.

The following table reconciles the change in fair value of the contingent consideration liability (in thousands):

Six Months Ended June 30, 2022
Balance at December 31, 2021	$50,258
Change in fair value of Contingent Milestone Payments	(4,395)
Balance at June 30, 2022	$45,863

The “Change in fair value of Contingent Milestone Payments” in the table above was attributable to changes in the assumptions noted above between December 31, 2021 and June 30, 2022, primarily changes in timing and interest rates.

The Contingent Milestone Payments are payable in shares of common stock based on a fixed amount assigned to each milestone and the average closing price of the Company’s common stock for the 5-day period prior to the milestone achievement. Accordingly, the number of shares of common stock to be issued upon a milestone achievement vary dependent on the Company’s common stock price. The settlement amounts of Contingent Milestone Payments are predominantly fixed. If the milestones were achieved in full on June 30, 2022, the number of shares of common stock to be issued would be 4,751,258 based on an average closing price of the Company's common stock of $17.89 for the 5-day period prior to June 30, 2022.

4. Investments

The fair value of available-for-sale investments by type of security was as follows:

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. treasury bills	$332,729	$—	$(4,150)	$328,579
U.S. agency securities	165,061	—	(1,462)	163,599
Total investments with a maturity of one year or less	497,790	—	(5,612)	492,178

U.S. treasury bills	154,076	—	(3,775)	150,301
U.S. agency securities	90,294	—	(2,519)	87,775
Total investments with a maturity of one to two years	244,370	—	(6,294)	238,076
Total investments	$742,160	$—	$(11,906)	$730,254

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. treasury bills	$189,406	$—	$(228)	$189,178
U.S. agency securities	108,895	—	(138)	108,757
Total investments with a maturity of one year or less	298,301	—	(366)	297,935

U.S. treasury bills	280,743	—	(535)	280,208
U.S. agency securities	99,998	—	(187)	99,811
Total investments with a maturity of one to two years	380,741	—	(722)	380,019
Total investments	$679,042	$—	$(1,088)	$677,954

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

The Company held 112 and 88 debt securities that were in an unrealized loss position as of June 30, 2022 and December 31, 2021, respectively. The unrealized losses at June 30, 2022 and December 31, 2021 were attributable to changes in interest rates and the unrealized losses do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

The following table summarizes our available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2022, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasury bills	$478,880	$(7,925)	$—	$—	$478,880	$(7,925)
U.S. agency securities	251,374	(3,981)	—	—	251,374	(3,981)
Total	$730,254	$(11,906)	$—	$—	$730,254	$(11,906)

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

5. Collaboration and License Arrangements

Discovery Collaboration Agreement with EQRx, Inc.

During the three and six months ended June 30, 2022, there were no changes to the Company’s Discovery and Collaboration Agreement (“Collaboration Agreement”) with EQRx, Inc. (“EQRx”) from August 2021. Accordingly, there were no changes to the Company’s accounting treatment thereon through June 30, 2022.

During the three and six months ended June 30, 2022, expenses related to the Collaboration Agreement were immaterial.

Collaboration and License Agreement with Genentech, Inc.

During the three and six months ended June 30, 2022 and 2021, there were no material changes to the Company’s Collaboration and License Agreement (“License Agreement”) with Genentech, Inc. (“Genentech”) from December 2020. Accordingly, there were no changes to the Company’s accounting treatment thereon through June 30, 2022.

During the three months ended June 30, 2022 and 2021, the Company recognized $0.3 million and $0.8 million of revenue from the License Agreement, respectively.

During the six months ended June 30, 2022 and 2021, the Company recognized $0.5 million and $1.7 million of revenue from the License Agreement, respectively.

As of June 30, 2022 and December 31, 2021, the Company recorded a contract asset of $4.8 million and $4.5 million, respectively, both of which are classified as current assets on the condensed consolidated balance sheet. The contract asset relates to the amount of revenue recognized for which the right to payment is contingent upon conditions other than the passage of time, such as the completion of future milestone activities.

As of June 30, 2022 and December 31, 2021, the Company recorded an other liability in the amount of $15.0 million. The liability represents the cash received for a milestone payment in 2021 under the License Agreement. The amount has been excluded from the transaction price at both June 30, 2022 and December 31, 2021 and, therefore, excluded from amounts recognized as revenue, since the amount is subject to repayment to Genentech if the Company exercises its option to participate in the profit/cost share under the License Agreement.

6. Stock Compensation

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$8,139	$10,145	$15,249	$14,296
General and administrative expenses	7,008	6,002	13,353	11,522
	$15,147	$16,147	$28,602	$25,818

7. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(76,788)	$(193,399)	$(138,834)	$(235,582)
Net loss per share, basic and diluted	$(0.71)	$(2.10)	$(1.28)	$(2.58)
Weighted average shares of common stock, basic and diluted	108,644,329	91,939,439	108,469,760	91,188,160

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

	Three and Six Months Ended June 30,
	2022	2021
Options to purchase common stock	11,526,322	8,906,194
Restricted stock units	1,681,891	505,393
	13,208,213	9,411,587

8. Commitments and Contingencies

Intellectual Property License

During the six months ended June 30, 2022, the Company amended the Amended and Restated Collaboration and License Agreement (“DESRES Agreement”) with D.E. Shaw Research, LLC (“D.E. Shaw Research”), specifically to update certain of the Category 1, Category 2, and Category 3 Target lists thereunder. However, there was no change to the Company’s accounting treatment or incremental amounts recognized in connection therewith for the three and six months ended June 30, 2022.

The Company assessed the milestones under the DESRES Agreement at June 30, 2022 and December 31, 2021, concluding no such milestone payments were due.

The Company recorded research and development expenses of $2.3 million and $2.1 million under the DESRES Agreement for the three months ended June 30, 2022 and 2021, respectively.

The Company recorded research and development expenses of $4.7 million and $3.9 million under the DESRES Agreement for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 and December 31, 2021, the Company had accrued expense balances of $0.3 million and $0, respectively, for D.E. Shaw Research on its condensed consolidated balance sheets.

As of June 30, 2022 and December 31, 2021, the Company had prepaid balances of $0 and $4.4 million, respectively, for D.E. Shaw Research on its condensed consolidated balance sheets.

Other Significant Arrangements

The Company has certain other research and license arrangements with third parties, which provide the Company with research services with the goal of identifying and developing product candidates, and the Company is obligated to pay certain development milestone payments pursuant to these arrangements upon the achievement of certain specified contingent events. The Company assessed such milestones at June 30, 2022 and December 31, 2021, concluding no such milestone payments were due. The Company incurred approximately $1.6 million and $0.7 million of research and development expenses under these agreements for the three months ended June 30, 2022 and 2021, respectively. The Company incurred approximately $2.6 million and $1.1 million of research and development expenses under these agreements for the six months ended June 30, 2022 and 2021, respectively.

9. Subsequent Events

In preparing the consolidated interim financial statements as of June 30, 2022 and for the three and six month periods then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements.

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

•
RLY-4008. In the third quarter of 2020, we initiated a first-in-human clinical trial for RLY-4008, a potent, selective and oral small molecule inhibitor of fibroblast growth factor receptor 2, or FGFR2, for patients with advanced or metastatic FGFR2-altered solid tumors. In October 2021, we announced initial clinical data from this trial, which suggested robust inhibition of FGFR2 in the first 49 subjects that was not observed to be limited by off-target toxicities, including hyperphosphatemia and diarrhea, as of the data cut-off date of September 9, 2021. In December 2021, we initiated expansion cohorts at a continuous 70 mg once-daily, or QD, dose, and in January 2022, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to RLY-4008 for the treatment of cholangiocarcinoma, or CCA. In the first half of 2022, we conducted an end-of-phase 1 meeting with the FDA to discuss next steps for the clinical development of RLY-4008. Based on discussions with the FDA, we have decided to move forward with a single arm trial design for pan-FGFR, or FGFRi, treatment-naïve FGFR2-fusion CCA to potentially support accelerated approval. In June 2022, we announced the anticipated registrational path for RLY-4008 in CCA and the interim clinical data with a data cut-off date of April 19, 2022 that was shared with the FDA to support such path. The interim clinical data included a safety database of 115 patients, with 58 patients treated with the QD dosing schedule, and 13 of these patients were FGFRi treatment-naïve FGFR2-fusion CCA patients treated with the QD dosing schedule ranging from 20 mg up to 70 mg. The interim clinical data from the QD dosing schedule shared with the FDA demonstrated confirmed partial responses in eight out of thirteen, or 62%, FGFRi-naïve FGFR2-fusion CCA patients, including all four of the patients treated at the registrational trial dose of 70 mg QD. The safety analysis of this interim clinical data was consistent with our analysis of the initial clinical data as of September 9, 2021.
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

While our initial focus is on precision oncology, we believe our Dynamo platform may also be broadly applied to other areas of precision medicine, such as genetic disease indications. In addition to the three product candidates described above, we have over five discovery stage programs across both precision oncology and genetic disease. We announced three of these discovery stage programs in June 2022 as part of our HR+/HER2- breast cancer franchise, including a selective cyclin dependent kinase 2, or CDK2, inhibitor, a rationally designed estrogen receptor alpha, or ERα, degrader and a selective and chemically distinct pan-mutant PI3Kα inhibitor, RLY-5836. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of our therapies.

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

Additionally, inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section “Risk Factors” in this Quarterly Report. We do not believe that such factors had a material adverse impact on our results of operations during the three and six months ended June 30, 2022.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $138.8 million and $235.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $906.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate increasing operating losses for at least the next several years.

We anticipate that our expenses will increase substantially if and as we:

•
conduct our current and future clinical trials of RLY-4008 and RLY-2608;
•
conduct additional preclinical research and development of RLY-5836, our PI3Kα mutant selective inhibitor, CDK2 inhibitor and ERα degrader programs and other early-stage programs;
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

We believe our cash, cash equivalents and investments of $838.0 million as of June 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into at least 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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
•
costs related to compliance with regulatory requirements; and
•
facility costs, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies. We do not allocate certain internal costs, facilities, or overhead costs to specific development programs.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021
	(in thousands)
License and other revenue	$365	$844	$(479)
Operating expenses:
Research and development expenses	$60,511	$45,147	$15,364
In-process research and development expenses	—	123,000	(123,000)
Loss on initial consolidation of variable interest entity	—	11,855	(11,855)
Change in fair value of contingent consideration liability	200	—	200
General and administrative expenses	17,465	14,422	3,043
Total operating expenses	78,176	194,424	(116,248)
Loss from operations	(77,811)	(193,580)	115,769
Other income, net	1,023	181	842
Net loss	$(76,788)	$(193,399)	$116,611

Revenue

We recognized revenue of approximately $0.4 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively. The decrease of $0.4 million was primarily due to the decrease in research and development services provided under the License Agreement with Genentech, as we are nearing completion of the Phase 1a clinical trial of RLY-1971.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021
	(in thousands)
External costs for programs in clinical trials	$12,275	$4,244	$8,031
External costs for preclinical programs	20,453	17,023	3,430
Employee related expenses	23,536	20,088	3,448
Other expenses	4,247	3,792	455
Total research and development expenses	$60,511	$45,147	$15,364

Research and development expenses were $60.5 million for the three months ended June 30, 2022 compared to $45.1 million for the three months ended June 30, 2021. The increase of $15.4 million was primarily due to $3.4 million of additional employee related costs due to increased headcount, $8.0 million related to additional clinical trial expenses in connection with the ongoing enrollment of our clinical trial for RLY-4008 and the initiation of our clinical trial for RLY-2608 in the fourth quarter of 2021, and $3.4 million related to preclinical programs.

In-Process Research and Development Expenses

In-process research and development expenses of $123.0 million were recognized for the three months ended June 30, 2021 in connection with the in-process research and development asset pursuant to the asset acquisition of ZebiAI in the second quarter of 2021. No such expenses were incurred during the three months ended June 30, 2022.

Loss on Initial Consolidation of Variable Interest Entity

Loss on initial consolidation of variable interest entity of $11.9 million was recognized for the three months ended June 30, 2021 in connection with the acquisition of ZebiAI in the second quarter of 2021. No such expenses were incurred during the three months ended June 30, 2022.

Change in Fair Value of Contingent Consideration Liability

The fair value of our contingent consideration liability for milestones under the Merger Agreement with ZebiAI increased by $0.2 million during the three months ended June 30, 2022. The increase was primarily attributable to changes in the assumptions underlying the fair value measurement between March 31, 2022 and June 30, 2022. Because the Merger Agreement with ZebiAI was only executed during the three months ended June 30, 2021, there were no similar amounts in the prior period. In future periods, we expect the fair value of contingent consideration to increase or decrease based on, among other things, our estimates of the probability of achieving and the timing of the contingent milestone payments, as well as changes in market interest rates and the time value of money.

General and Administrative Expenses

General and administrative expenses were $17.5 million for the three months ended June 30, 2022 compared to $14.4 million for the three months ended June 30, 2021. The increase of $3.0 million was primarily due to $3.0 million of additional employee related costs due to increased headcount, including an increase in stock-based compensation expense of $1.0 million.

Other Income, Net

Other income, net, was $1.0 million for the three months ended June 30, 2022 compared to $0.2 million for the three months ended June 30, 2021. The increase of $0.8 million was primarily a result of changes in interest rates.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
	2022	2021
	(in thousands)
License and other revenue	$784	$1,796	$(1,012)
Operating expenses:
Research and development expenses	$112,178	$75,769	$36,409
In-process research and development expenses	—	123,000	(123,000)
Loss on initial consolidation of variable interest entity	—	11,855	(11,855)
Change in fair value of contingent consideration liability	(4,395)	—	(4,395)
General and administrative expenses	33,533	27,156	6,377
Total operating expenses	141,316	237,780	(96,464)
Loss from operations	(140,532)	(235,984)	95,452
Other income, net	1,698	402	1,296
Net loss	$(138,834)	$(235,582)	$96,748

Revenue

We recognized revenue of approximately $0.8 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively. The decrease of $1.0 million was primarily related to revenue recognized upon the transfer of active pharmaceutical ingredient during the six months ended June 30, 2021, for which no revenue was recognized during the six months ended June 30, 2022.

Research and Development Expenses

The following summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
	2022	2021
	(in thousands)
External costs for programs in clinical trials	$20,991	$6,967	$14,024
External costs for preclinical programs	37,874	29,829	8,045
Employee related expenses	44,619	31,819	12,800
Other expenses	8,694	7,154	1,540
Total research and development expenses	$112,178	$75,769	$36,409

Research and development expenses were $112.2 million for the six months ended June 30, 2022 compared to $75.8 million for the six months ended June 30, 2021. The increase of $36.4 million was primarily due to $12.8 million of additional employee related costs due to increased headcount, including an increase in stock-based compensation of $1.0 million, $14.0 million related to additional clinical trial expenses in connection with the ongoing enrollment of our clinical trial for RLY-4008 and the initiation of our clinical trial for RLY-2608 in the fourth quarter of 2021, and $8.0 million related to preclinical programs.

In-Process Research and Development Expenses

In-process research and development expenses of $123.0 million were recognized for the six months ended June 30, 2021 in connection with the in-process research and development asset pursuant to the asset acquisition of ZebiAI in the second quarter of 2021. No such expenses were incurred during the six months ended June 30, 2022.

Loss on Initial Consolidation of Variable Interest Entity

Loss on initial consolidation of variable interest entity of $11.9 million was recognized for the six months ended June 30, 2021 in connection with the acquisition of ZebiAI in the second quarter of 2021. No such expenses were incurred during the six months ended June 30, 2022.

Change in Fair Value of Contingent Consideration Liability

The fair value of our contingent consideration liability for milestones under the Merger Agreement with ZebiAI decreased by $4.4 million during the six months ended June 30, 2022. The decrease was primarily attributable to changes in the assumptions underlying the fair value measurement between December 31, 2021 and June 30, 2022. Because the Merger Agreement with ZebiAI was only executed during the six months ended June 30, 2021, there were no similar amounts in the prior period. In future periods, we expect the fair value of contingent consideration to increase or decrease based on, among other things, our estimates of the probability of achieving and the timing of the contingent milestone payments, as well as changes in market interest rates and the time value of money.

General and Administrative Expenses

General and administrative expenses were $33.5 million for the six months ended June 30, 2022 compared to $27.2 million for the six months ended June 30, 2021. The increase of $6.4 million was primarily due to $6.1 million of additional employee related costs due to increased headcount, including an increase in stock-based compensation expense of $1.8 million.

Other Income, Net

Other income, net, was $1.7 million for the six months ended June 30, 2022 compared to $0.4 million for the six months ended June 30, 2021. The increase of $1.3 million was primarily a result of changes in interest rates.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have principally financed our operations through private placements of preferred stock, convertible debt and proceeds from public offerings of our common stock. In July 2020, we closed our IPO and issued 23,000,000 shares of common stock for net proceeds of $425.3 million. Prior to our IPO, we received gross proceeds of $520.0 million from sales of our preferred stock and our issuance of convertible debt. We received an upfront payment of $75.0 million from Genentech pursuant to the License Agreement with Genentech in January 2021 and $20.0 million in milestone payments in 2021. As of June 30, 2022, we had cash, cash equivalents and investments of $838.0 million.

In August 2021, we filed a universal shelf registration statement on Form S-3ASR with the SEC, or the 2021 Shelf, to register for sale an amount of our common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective upon filing with the SEC (File No. 333-258768).

In August 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of our common stock sold under the Sales Agreement as of June 30, 2022.

In October 2021, we completed the October 2021 Offering of 15,188,679 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 1,981,132 shares, at an offering price of $26.50 per share. We received net proceeds of $382.2 million, after deducting underwriting discounts and commissions and other offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash (used in) provided by operating activities	$(106,266)	$18,500
Cash used in investing activities	(68,996)	(207,553)
Cash provided by financing activities	2,879	3,176
Net decrease in cash, cash equivalents and restricted cash	$(172,383)	$(185,877)

Operating Activities

During the six months ended June 30, 2022, we used $106.3 million of cash on operating activities, primarily resulting from our net loss of $138.8 million, offset by non-cash charges of $27.4 million and cash provided by changes in our operating assets and liabilities of $5.1 million.

During the six months ended June 30, 2021, operating activities provided $18.5 million of cash, primarily resulting from changes in our operating assets and liabilities of $90.8 million, offset by our net loss excluding non-cash charges of $72.3 million.

Investing Activities

During the six months ended June 30, 2022, investing activities used $69.0 million of cash, consisting of $64.3 million of net purchases of investments and $4.7 million for the acquisition of property and equipment.

During the six months ended June 30, 2021, investing activities used $207.6 million of cash, consisting of $181.6 million of net purchases of investments, $25.1 million in cash paid for the acquisition of ZebiAI, and $0.9 million for the acquisition of property and equipment.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $2.9 million, consisting of proceeds from the exercise of stock options and purchases under our Employee Stock Purchase Plan, or ESPP.

During the six months ended June 30, 2021, net cash provided by financing activities was $3.2 million, consisting of proceeds from the exercise of stock options.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to the potential clinical development activities of RLY-4008 and RLY-2608 and the ongoing preclinical development activities of our other programs. In addition, we continue to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially as discussed in more detail in “— Overview” above.

As of June 30, 2022, we had cash, cash equivalents and investments of $838.0 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into at least 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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
•
the scope, progress, results and costs of our current and future clinical trials of RLY-4008 and RLY-2608 and additional preclinical research of our other programs;

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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments during the three and six months ended June 30, 2022. For more information on our contractual obligations and commitments, please refer to “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 8, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022, the notes to our audited financial statements appearing in our Annual Report on Form 10-K and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through June 30, 2022 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of June 30, 2022, our cash equivalents consisted of money market funds. As of June 30, 2022, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes in federal interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2022, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of June 30, 2022, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the three and six months ended June 30, 2022. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2022, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business.

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

From time to time, we may publish interim, top-line or preliminary data from our clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as more participants enroll and as data mature. Preliminary or top-line data also remain subject to cleaning and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

We may also evaluate our current product candidates or any other future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities. We will not be able to market and sell any of our product candidates we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. Pursuant to the License Agreement with Genentech, as further described above, Genentech will assume the development of RLY-1971, including developing RLY-1971 in combination with Genentech’s KRAS G12C program.

If the FDA or similar regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with our current product candidates or any product candidate we develop, we may be unable to obtain approval of or market any of the product candidates we develop.

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

We are also evaluating the safety and tolerability of RLY-4008 in a first-in-human clinical trial initiated in September 2020 in patients with advanced or metastatic FGFR2-altered solid tumors with a single arm, potentially registration-enabling cohort for FGFRi treatment-naïve

FGFR2-fusion CCA. We believe FGFR2-mediated cancers affect approximately 8,000 late-line patients annually in the United States. In the future, if RLY-4008 advances to earlier lines of treatment, it could potentially address approximately 20,000 patients annually in the United States.

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

Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with RLY-1971, RLY-4008 or RLY-2608 or our other product candidates, are based on estimates.

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

For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such API, drug product and starting materials prior to or after submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $138.8 million and $235.6 million for the six months ended June 30, 2022 and 2021, respectively. We had an accumulated deficit of $906.9 million as of June 30, 2022. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our drug discovery platform and initial product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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
•
take precautionary measures to help minimize the risk of COVID-19 or any future pandemics or similar outbreaks to our employees; and
•
maintain a continued acceptable safety profile of the product candidates following approval.

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

The development of pharmaceutical products is capital-intensive. We are continuing our clinical trials of our lead product candidates, RLY-4008, RLY-2608 and RLY-1971, and advancing our other product candidates through preclinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

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
•
the scope, progress, results and costs of our current and future clinical trials of RLY-4008 and RLY-2608 and additional preclinical research of our other programs;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect your rights as a common stockholder. We may offer and sell up to an aggregate amount of $300.0 million of our common stock from time to time in “at the market” offerings pursuant to the sales agreement, or the Sales Agreement, with Cowen and Company, LLC, subject to the limitations thereof. As of June 30, 2022, no shares of common stock have been sold under the Sales Agreement. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. While progress has been made in the fight against the ongoing COVID-19 pandemic, including the broad dissemination and administration of vaccines in certain countries, the COVID-19 pandemic has continued to spread globally, including in all 50 states within the United States, including Cambridge, Massachusetts where our primary office and laboratory space is located. The COVID-19 pandemic has continued to evolve as new variants of COVID-19 have been identified and spread, which have led to various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the ongoing COVID-19 pandemic may continue to affect our operations or those of our third-party partners, including our preclinical or other nonclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the severity and duration of additional variant outbreaks, vaccination rates where we or our third party partners conduct operations, and the actions to contain COVID-19 or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical, other nonclinical or clinical trial operations in the United States, including our ability to obtain slots for IND-enabling studies and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if infection rates remain high. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, if any patients enrolled in our clinical trials are infected with COVID-19, they may not be able to complete these trials. Further, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

Our results of operations could be adversely affected by general conditions and uncertainty in the global economy and in the global financial markets. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, significant volatility in commodity prices, declines in consumer confidence, declines in economic growth, supply chain interruptions, uncertainty about economic stability and record inflation globally. Economic uncertainty in various global markets caused by political instability, changes in trade agreements and conflicts, such as the current conflict between Russia and Ukraine, and related sanctions as well as a severe or prolonged economic downturn or continued extreme economic volatility and disruptions could result in a variety of risks to our business, including difficulty in enrolling participants in our clinical trials, difficulty in forecasting our financial results and managing inventory levels and negatively impacting our ability to raise additional capital when needed on acceptable terms, if at all. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs, may negatively impact markets and cause weaker macro-economic conditions. The effects of these events may continue due to potential U.S. government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with China and other countries. Additionally, the ongoing COVID-19 pandemic has resulted in economic slowdown and caused significant volatility and uncertainty in U.S. and international markets. See “—The COVID-19 pandemic has impacted our business and any future pandemic, epidemic, or outbreak of an infectious disease could similarly affect our business and our financial results and could cause further disruption to the development of our product candidates.” Global economic uncertainty or political instability, including the current conflict between Russia and Ukraine, has also strained, and could continue to strain, certain of our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions, including the global economic uncertainty resulting from the conflict between Russia and Ukraine and otherwise, could adversely impact our business.

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

Our commercial success will depend in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates, and our core technologies, including our novel target discovery technology and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Other than our U.S. patent relating to RLY-1971 composition of matter, we do not own or in-license any issued patents relating to our platform or our lead product candidates under clinical development.

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

The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our pending patent applications will issue, or that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect our lead product candidates under clinical development, RLY-1971, RLY-4008, RLY-2608, or our other product candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned patent portfolio and any patent portfolio we may license in the future may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates, including generic versions of such products.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and its implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the creation, maintenance, receipt, or other use or disclosure of individually identifiable health information, including mandatory contractual terms with business associates, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
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

We may seek approval of our product candidates, where applicable, under the FDA's accelerated approval pathway. This pathway, even if granted for our FGFR2 program or our PI3K program or any other future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek accelerated approval of our FGFR2 program or our PI3K program and for future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we do seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken; however, pursuant to the CARES Act and subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. A 1% payment reduction occurred from April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022. The American Taxpayer Relief Act of 2012 among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its product candidates available to eligible patients as a result of the Right to Try Act. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020.

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

As of June 30, 2022, we had 305 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $12.65 to an intraday high of $64.37 through July 29, 2022. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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

As of June 30, 2022, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 56.3% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Risks Related to Operating as a Public Company

We have incurred increased costs as a result of operating as a public company, and our management devotes substantial time to compliance initiatives.

As a public company, and particularly since we are no longer an “emerging growth company,” we have incurred and expect to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Our fourth amended and restated certificate of incorporation, as amended, and our amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

As previously reported in our Current Report on Form 8-K filed with the SEC on May 27, 2022, in a non-binding advisory vote held at the 2022 Annual Meeting of Stockholders on the frequency of future say-on-pay votes regarding the compensation of our named executive officers, our stockholders expressed their preference for a say-on-pay vote to be conducted every one year. After taking into consideration the voting results and the prior recommendation of our board of directors in favor of an annual stockholder advisory vote on the compensation of our named executive officers, our board of directors intends to hold future advisory votes on the compensation of our named executive officers every year. Our board of directors will re-evaluate this determination after the next stockholder advisory vote on the frequency of say-on-pay votes (which will be at the 2028 Annual Meeting of Stockholders, unless presented earlier).

Item 6. Exhibits.

Exhibit Number	Description

3.1

Fourth Amended and Restated Certificate of Incorporation of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-39385) filed on July 21, 2020).

3.2

Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-39385) filed on May 27, 2022).

3.3	Amended and Restated Bylaws of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-39385) filed on July 21, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

RELAY THERAPEUTICS, INC.

Date: August 4, 2022	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)