Form 10-Q
period 2022-09-30
Relay Therapeutics, Inc.
filed 2022-11-03
CIK 1812364

30ou06-30-202s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 120,894,901 shares of common stock, $0.001 par value per share, outstanding.

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

•
Global economic uncertainty, including the uncertainty tied to rising interest rates, and political instability could adversely affect our business, financial condition or results of operations.
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

•
the effect of the ongoing COVID-19 pandemic and the current conflict between Russia and Ukraine, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and current and future clinical trials; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$354,643	$280,119
Investments	699,149	677,954
Accounts receivable	241	403
Contract asset	4,876	4,537
Prepaid expenses	16,808	11,465
Other current assets	11,580	1,764
Total current assets	1,087,297	976,242
Property and equipment, net	11,390	6,543
Operating lease assets	65,153	20,780
Restricted cash	2,578	2,578
Intangible asset	2,300	2,300
Total assets	$1,168,718	$1,008,443
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,485	$8,276
Accrued expenses	29,360	13,557
Operating lease liabilities	5,681	1,844
Deferred revenue	—	248
Other current liabilities	26,901	396
Total current liabilities	71,427	24,321
Operating lease liabilities, net of current portion	54,600	21,056
Contingent consideration liability	42,922	50,258
Other liabilities	—	15,000
Total liabilities	168,949	110,635
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 300,000,000 and 150,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 120,811,215 and 108,210,318 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	121	109
Additional paid-in capital	2,004,143	1,666,887
Accumulated other comprehensive loss	(13,389)	(1,088)
Accumulated deficit	(991,106)	(768,100)
Total stockholders’ equity	999,769	897,808
Total liabilities and stockholders’ equity	$1,168,718	$1,008,443

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
License and other revenue	$344	$666	$1,128	$2,462
Total revenue	344	666	1,128	2,462
Operating expenses:
Research and development expenses	$66,900	$44,974	$179,078	$120,743
In-process research and development expenses	—	—	—	123,000
Loss on initial consolidation of variable interest entity	—	—	—	11,855
Change in fair value of contingent consideration liability	3,262	2,000	(1,133)	2,000
General and administrative expenses	16,074	14,682	49,607	41,839
Total operating expenses	86,236	61,656	227,552	299,437
Loss from operations	(85,892)	(60,990)	(226,424)	(296,975)
Other income:
Interest income	1,713	157	3,414	563
Other income (expense)	7	—	4	(4)
Total other income, net	1,720	157	3,418	559
Net loss	$(84,172)	$(60,833)	$(223,006)	$(296,416)
Net loss per share, basic and diluted	$(0.76)	$(0.66)	$(2.04)	$(3.20)
Weighted average shares of common stock, basic and diluted	110,905,940	92,692,515	109,290,743	92,599,781
Other comprehensive (loss) income:
Unrealized holding (loss) gain	(1,483)	74	(12,301)	(54)
Total other comprehensive (loss) income	(1,483)	74	(12,301)	(54)
Total comprehensive loss	$(85,655)	$(60,759)	$(235,307)	$(296,470)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par value	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	108,210,318	$109	$1,666,887	$(1,088)	$(768,100)	$897,808
Issuance of common stock upon exercise of stock options	195,799	—	883	—	—	883
Vesting of restricted stock units	27,233	—	—	—	—	—
Stock-based compensation expense	—	—	13,455	—	—	13,455
Unrealized loss on investments	—	—	—	(8,130)	—	(8,130)
Net loss	—	—	—	—	(62,046)	(62,046)
Balances at March 31, 2022	108,433,350	$109	$1,681,225	$(9,218)	$(830,146)	$841,970
Issuance of common stock upon exercise of stock options	182,113	—	859	—	—	859
Issuance of common stock under ESPP	79,859	—	1,137	—	—	1,137
Vesting of restricted stock units	115,156	—	—	—	—	—
Stock-based compensation expense	—	—	15,147	—	—	15,147
Unrealized loss on investments	—	—	—	(2,688)	—	(2,688)
Net loss	—	—	—	—	(76,788)	(76,788)
Balances at June 30, 2022	108,810,478	$109	$1,698,368	$(11,906)	$(906,934)	$779,637
Issuance of common stock upon milestone achievement (Note 3)	301,939	—	6,203	—	—	6,203
Issuance of common stock in follow-on offering, net (Note 6)	11,320,755	11	284,733	—	—	284,744
Issuance of common stock upon exercise of stock options	242,982	1	1,120	—	—	1,121
Vesting of restricted stock units	135,061	—	—	—	—	—
Stock-based compensation expense	—	—	13,719	—	—	13,719
Unrealized loss on investments	—	—	—	(1,483)	—	(1,483)
Net loss	—	—	—	—	(84,172)	(84,172)
Balances at September 30, 2022	120,811,215	$121	$2,004,143	$(13,389)	$(991,106)	$999,769

See accompanying notes.

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par value	Capital	Income	Deficit	Equity
Balances at December 31, 2020	89,906,835	$90	$1,167,367	$64	$(404,228)	$763,293
Issuance of common stock upon exercise of stock options	437,230	—	2,055	—	—	2,055
Vesting of restricted common stock	84,489	—	3	—	—	3
Stock-based compensation expense	—	—	9,671	—	—	9,671
Unrealized loss on investments	—	—	—	(52)	—	(52)
Net loss	—	—	—	—	(42,184)	(42,184)
Balances at March 31, 2021	90,428,554	$90	$1,179,096	$12	$(446,412)	$732,786
Issuance of common stock upon exercise of stock options	218,365	—	1,123	—	—	1,123
Vesting of restricted stock units	22,239	—	—	—	—	—
Stock-based compensation expense	—	—	16,147	—	—	16,147
Shares issued in connection with acquisition of ZebiAI	1,883,487	2	61,946	—	—	61,948
Unrealized loss on investments	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	(193,399)	(193,399)
Balances at June 30, 2021	92,552,645	$92	$1,258,312	$(64)	$(639,811)	$618,529
Issuance of common stock upon exercise of stock options	196,076	—	900	—	—	900
Vesting of restricted stock units	51,351	—	—	—	—	—
Stock-based compensation expense	—	—	12,418	—	—	12,418
Unrealized gain on investments	—	—	—	74	—	74
Net loss	—	—	—	—	(60,833)	(60,833)
Balances at September 30, 2021	92,800,072	$92	$1,271,630	$10	$(700,644)	$571,088

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	(223,006)	$(296,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	42,321	38,236
Depreciation expense	2,964	2,891
Net amortization of premiums and discounts on investments	1,567	1,371
Acquired in-process research and development	—	123,000
Loss on initial consolidation of variable interest entity	—	11,855
Change in fair value of contingent consideration liability	(1,133)	2,000
Changes in assets and liabilities:
Accounts receivable	162	74,276
Contract asset	(339)	3,403
Prepaid expenses and other current assets	(15,159)	(7,147)
Operating lease assets and liabilities, net	(6,992)	231
Other assets	—	22
Accounts payable	22	(1,503)
Accrued expenses and other liabilities	27,430	13,082
Deferred revenue	(248)	—
Net cash used in operating activities	(172,411)	(34,699)
Cash flows from investing activities:
Purchases of property and equipment	(6,746)	(2,591)
Purchases of investments	(207,778)	(653,633)
Proceeds from maturities of investments	172,715	494,673
Cash paid for acquisition of ZebiAI, net of cash acquired	—	(25,215)
Net cash used in investing activities	(41,809)	(186,766)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	2,863	4,078
Proceeds from issuance of common stock under ESPP	1,137	—
Proceeds from issuance of common stock in follow-on offering, net	284,744	—
Net cash provided by financing activities	288,744	4,078
Net increase (decrease) in cash, cash equivalents, and restricted cash	74,524	(217,387)
Cash, cash equivalents, and restricted cash at beginning of period	282,697	448,524
Cash, cash equivalents, and restricted cash at end of period	357,221	231,137
Supplemental disclosure of non-cash activities:
Additions of property and equipment included in accounts payable and accrued expenses	$1,065	$33
Reclassification of restricted stock liability to additional paid-in capital	$—	$3
Assets obtained in asset acquisition of ZebiAI	$—	$662
Liabilities assumed in asset acquisition of ZebiAI	$—	$2,330
Fair value of common stock issued in asset acquisition of ZebiAI	$—	$62,990
Issuance of common stock upon milestone achievement (Note 3)	$6,203	$—
Operating lease assets obtained in exchange for operating lease liabilities (Note 10)	$46,626	$—

Reconciliation of Cash, Cash Equivalents, and Restricted Cash from Balance Sheets to Statement of Cash Flows

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$354,643	$228,559
Restricted cash	2,578	2,578
Cash, cash equivalents, and restricted cash per statements of cash flows	$357,221	$231,137

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the “Company”) was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage, precision medicine company transforming the drug discovery process by combining leading-edge computational and experimental technologies with the goal of bringing life-changing therapies to patients. As the Company believes it is among the first of a new breed of biotech created at the intersection of disparate technologies, the Company aims to push the boundaries of what’s possible in drug discovery. The Company’s Dynamo™ platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable. The Company’s initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications. The Company’s lead product candidates, RLY-4008, RLY-2608 and RLY-1971, are in clinical development. The Company also has over five discovery stage programs across both precision oncology and genetic disease indications.

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

The Company has incurred net operating losses since inception and had an accumulated deficit of $991.1 million as of September 30, 2022. The Company expects that its existing cash, cash equivalents, and investments as of September 30, 2022 will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

Certain prior period amounts, limited to (a) prepaid expenses and other current assets and (b) accrued expenses and other current liabilities, have been reclassified to conform to current period presentation. Such reclassifications have no impact on the Company’s condensed consolidated statement of operations and comprehensive loss, as previously reported.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2022, the condensed consolidated results of its operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The condensed consolidated financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are unaudited. The condensed consolidated results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the fair value of contingent milestone payments in connection with the acquisition of ZebiAI Therapeutics, Inc. (“ZebiAI”), the determination of the transaction price and standalone selling price of performance obligations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers ("ASC 606"), the accrual of research and development and manufacturing expenses, the valuation of equity instruments, and the incremental borrowing rate for determining operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Certain amendments thereto were also issued by the FASB. ASU 2016-13 and the related amendments thereto require that credit losses be reported as an allowance using an expected losses model, representing the entity’s current estimate of credit losses expected to be incurred. The Company adopted ASU 2016-13 and the related amendments thereto on January 1, 2022. The adoption of ASU 2016-13 and the related amendments thereto did not have a material impact on the Company’s condensed consolidated financial statements or disclosures as of and for the three and nine months ended September 30, 2022.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2022:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$51,124	$—	$—	$51,124
Investments:
U.S. treasury bills	—	422,036	—	422,036
U.S. agency securities	—	277,113	—	277,113
Total investments	—	699,149	—	699,149
Total assets	$51,124	$699,149	$—	$750,273
Liabilities
Contingent Milestone Payments	$—	$—	$37,922	$37,922
Total liabilities	$—	$—	$37,922	$37,922

	Fair Value Measurements as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$251,891	$—	$—	$251,891
Investments:
U.S. treasury bills	—	469,386	—	469,386
U.S. agency securities	—	208,568	—	208,568
Total investments	—	677,954	—	677,954
Total assets	$251,891	$677,954	$—	$929,845
Liabilities
Contingent Milestone Payments	$—	$—	$45,258	$45,258
Total liabilities	$—	$—	$45,258	$45,258

In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data.

Fair Value of Contingent Consideration Liability

In April 2021, the Company acquired ZebiAI.

The Company’s Level 3 contingent consideration liability is related to $85.0 million of platform and program milestones (“Contingent Milestone Payments”) payable to ZebiAI’s former equity holders upon achievement. The contingent consideration liability for the Contingent Milestone Payments is measured at fair value at each reporting date pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company determines the fair value of the Contingent Milestone Payments based on the probability of achieving the milestones, the related timing, and, to a lesser extent, an appropriate discount rate. Significant judgment is used in determining the underlying assumptions. Due to the uncertainties associated with the development of platforms and drug candidates in the pharmaceutical industry and the effects of changes in assumptions, including probability of success and related timing, the Company expects its estimates regarding the fair value of Contingent Milestone Payments to continue to change in the future, resulting in adjustments to the fair value of the Company’s Contingent Milestone Payments. The effect of any such adjustments could be material.

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

The following table reconciles the change in the contingent consideration liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$45,863	$48,465	$50,258	$—
Fair value of Contingent Milestone Payments upon acquisition	—	—	—	48,465
Change in fair value of Contingent Milestone Payments	3,262	2,000	(1,133)	2,000
Common stock issued upon milestone achievement	(6,203)	—	(6,203)	—
	$42,922	$50,465	$42,922	$50,465

The “Change in fair value of Contingent Milestone Payments” in the table above was attributable to changes in the assumptions noted above between December 31, 2021 and September 30, 2022, primarily changes in timing and interest rates.

The “Common stock issued upon milestone achievement” in the table above was attributable to 301,939 shares of common stock issued to ZebiAI's former equity holders upon achievement of one of the platform milestones during the three and nine months ended September 30, 2022.

The outstanding Contingent Milestone Payments are payable in shares of common stock based on a fixed amount assigned to each milestone and the average closing price of the Company’s common stock for the 5-day period prior to the milestone achievement. Accordingly, the number of shares of common stock to be issued upon a milestone achievement vary dependent on the Company’s common stock price. If the outstanding milestones were achieved in full on September 30, 2022, the number of shares of common stock to be issued would be 3,143,218 based on an average closing price of the Company's common stock of $22.99 for the 5-day period prior to September 30, 2022.

4. Investments

The fair value of available-for-sale investments by type of security was as follows:

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. treasury bills	$351,211	$—	$(6,014)	$345,197
U.S. agency securities	184,831	—	(1,950)	182,881
Total investments with a maturity of one year or less	536,042	—	(7,964)	528,078

U.S. treasury bills	79,592	—	(2,753)	76,839
U.S. agency securities	96,904	4	(2,676)	94,232
Total investments with a maturity of one to two years	176,496	4	(5,429)	171,071
Total investments	$712,538	$4	$(13,393)	$699,149

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments:
U.S. treasury bills	$189,406	$—	$(228)	$189,178
U.S. agency securities	108,895	—	(138)	108,757
Total investments with a maturity of one year or less	298,301	—	(366)	297,935

U.S. treasury bills	280,743	—	(535)	280,208
U.S. agency securities	99,998	—	(187)	99,811
Total investments with a maturity of one to two years	380,741	—	(722)	380,019
Total investments	$679,042	$—	$(1,088)	$677,954

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

The Company held 110 and 88 debt securities that were in an unrealized loss position as of September 30, 2022 and December 31, 2021, respectively. The unrealized losses at September 30, 2022 and December 31, 2021 were attributable to changes in interest rates and the unrealized losses do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

The following table summarizes our available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2022, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. treasury bills	$548,601	$(10,079)	$50,325	$(702)	$598,926	$(10,781)
U.S. agency securities	82,499	(2,533)	7,953	(79)	90,452	(2,612)
Total	$631,100	$(12,612)	$58,278	$(781)	$689,378	$(13,393)

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

5. Collaboration and License Arrangements

Discovery Collaboration Agreement with EQRx, Inc.

During the three and nine months ended September 30, 2022, there were no material changes to the Company’s Discovery and Collaboration Agreement (“Collaboration Agreement”) with EQRx, Inc. (“EQRx”) from August 2021. Accordingly, there were no changes to the Company’s accounting treatment thereon through September 30, 2022.

During the three and nine months ended September 30, 2022, expenses related to the Collaboration Agreement were immaterial.

Collaboration and License Agreement with Genentech, Inc.

During the three and nine months ended September 30, 2022 and 2021, there were no material changes to the Company’s Collaboration and License Agreement (“License Agreement”) with Genentech, Inc. (“Genentech”) from December 2020. Accordingly, there were no changes to the Company’s accounting treatment thereon through September 30, 2022.

During the three months ended September 30, 2022 and 2021, the Company recognized $0.3 million and $0.4 million of revenue from the License Agreement, respectively.

During the nine months ended September 30, 2022 and 2021, the Company recognized $0.8 million and $2.1 million of revenue from the License Agreement, respectively.

As of September 30, 2022 and December 31, 2021, the Company recorded a contract asset of $4.9 million and $4.5 million, respectively, both of which are classified as current assets on the condensed consolidated balance sheet. The contract asset relates to the amount of revenue recognized for which the right to payment is contingent upon conditions other than the passage of time, such as the completion of future milestone activities.

As of September 30, 2022 and December 31, 2021, the Company recorded an other liability of $25.0 million and $15.0 million, respectively. The liability represents the amount of certain development milestones achieved as of such dates under the License Agreement, $10.0 million of which was recorded in other current assets at September 30, 2022, since the Company had an unconditional right to the payment, but it was outstanding at September 30, 2022. The amounts have been excluded from the transaction price at both September 30, 2022 and December 31, 2021 and, therefore, excluded from amounts recognized as revenue to date, since the amounts are subject to repayment to Genentech if the Company exercises its option to participate in the profit/cost share under the License Agreement.

6. Common Stock

Each share of common stock entitles the stockholder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of September 30, 2022, no dividends had been declared.

At-the-Market Offering

In August 2021, the Company entered into a sales agreement, (the “Sales Agreement”), with Cowen and Company, LLC, or Cowen, pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Cowen, as the Company’s sales agent. The Company agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of common stock sold under the Sales Agreement through September 30, 2022.

Follow-On Offerings

In October 2021, the Company completed a public offering of 15,188,679 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 1,981,132 shares, at an offering price of $26.50 per share. The Company received proceeds of $382.2 million, which was net of $26.3 million in underwriting discounts and commissions, as well as other offering expenses.

In September 2022, the Company completed a public offering of 11,320,755 shares of common stock at an offering price of $26.50 per share. The Company received proceeds of $284.7 million, which was net of $15.3 million in underwriting discounts and commissions, as well as other offering expenses.

7. Stock Compensation

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$7,838	$6,124	$23,087	$20,420
General and administrative expenses	5,881	6,294	19,234	17,816
	$13,719	$12,418	$42,321	$38,236

8. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(84,172)	$(60,833)	$(223,006)	$(296,416)
Net loss per share, basic and diluted	$(0.76)	$(0.66)	$(2.04)	$(3.20)
Weighted average shares of common stock, basic and diluted	110,905,940	92,692,515	109,290,743	92,599,781

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

	Three and Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	11,232,081	8,936,107
Restricted stock units	1,579,518	608,336
	12,811,599	9,544,443

9. Commitments and Contingencies

Intellectual Property License

During the nine months ended September 30, 2022, the Company amended the Amended and Restated Collaboration and License Agreement (“DESRES Agreement”) with D.E. Shaw Research, LLC (“D.E. Shaw Research”), specifically to update certain of the Category 1, Category 2, and Category 3 Target lists thereunder. However, there was no change to the Company’s accounting treatment or incremental amounts recognized in connection therewith for the three and nine months ended September 30, 2022.

The Company assessed the milestones under the DESRES Agreement at September 30, 2022 and December 31, 2021, concluding no such milestone payments were due.

The Company recorded research and development expenses of $2.5 million and $2.3 million under the DESRES Agreement for the three months ended September 30, 2022 and 2021, respectively.

The Company recorded research and development expenses of $7.2 million and $6.2 million under the DESRES Agreement for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Company had accrued expense and accounts payable balances of $0.2 million and $0, respectively, for D.E. Shaw Research on its condensed consolidated balance sheets.

As of September 30, 2022 and December 31, 2021, the Company had prepaid balances of $7.2 million and $4.4 million, respectively, for D.E. Shaw Research on its condensed consolidated balance sheets.

Other Significant Arrangements

The Company has certain other research and license arrangements with third parties, which provide the Company with research services with the goal of identifying and developing product candidates, and the Company is obligated to pay certain development milestone payments pursuant to these arrangements upon the achievement of certain specified contingent events. The Company assessed such milestones at September 30, 2022 and December 31, 2021, concluding no such milestone payments were due. The Company incurred approximately $0.7 million and $1.5 million of research and development expenses under these agreements for the three months ended September 30, 2022 and 2021, respectively. The Company incurred approximately $2.3 million and $2.2 million of research and development expenses under these agreements for the nine months ended September 30, 2022 and 2021, respectively.

10. Leases

399 Binney Street

In December 2017, the Company entered into an operating lease agreement for 44,336 square feet of office and laboratory space at 399 Binney Street, Cambridge, Massachusetts, which was increased to 44,807 square feet in January 2018. The Company gained control of the leased space in January 2019 and, accordingly, recorded an operating lease right-of-use asset and liability at such time. The operating lease expires in April 2029, subject to certain renewal options, which have not been included in the Company’s operating lease right-of-use asset and liability, as the Company is not reasonably certain to exercise such options as of September 30, 2022.

In September 2020, the Company entered into an amendment to its operating lease agreement to expand the leased area by 1,824 square feet of office space at 399 Binney Street, Cambridge, Massachusetts. The amendment to the operating lease agreement met the criteria to be accounted for as a separate operating lease. The Company gained control of the leased space in October 2020 and, accordingly, recorded an operating lease right-of-use asset and liability at such time. The operating lease right-of-use asset and lease liability recorded in connection with the amendment were not material. The amended operating lease expires in April 2029, subject to certain renewal options.

The following table summarizes the presentation of amounts recorded on the Company’s condensed consolidated balance sheets for the operating lease at 399 Binney Street as of September 30, 2022 and December 31, 2021:

	Balance sheet location	September 30, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease assets	$19,334	$20,780
Liabilities:
Current operating lease liabilities	Operating lease liabilities	$2,085	$1,844
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	19,460	21,056
	Total lease liabilities	$21,545	$22,900

The following table summarizes the effect of lease costs for the operating lease at 399 Binney Street on the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of operations location	2022	2021	2022	2021
Operating lease costs	Research and development expenses	$849	$819	$2,475	$2,435
	General and administrative expenses	211	246	708	753
		$1,060	$1,065	$3,183	$3,188

The Company made cash payments of $1.1 million and $1.0 million under the operating lease agreement for 399 Binney Street during the three months ended September 30, 2022 and 2021, respectively.

The Company made cash payments of $3.1 million and $3.0 million under the operating lease agreement for 399 Binney Street during the nine months ended September 30, 2022 and 2021, respectively.

The minimum lease payments for the Company’s operating lease at 399 Binney Street as of September 30, 2022 for the next five years and thereafter are expected to be as follows:

Year Ending December 31,	Amount
2022	$1,043
2023	4,254
2024	4,377
2025	4,503
2026	4,634
Thereafter	11,325
Total lease payments	30,136
Less: interest	(8,591)
Present value of operating lease liabilities	$21,545

The weighted-average remaining lease term and weighted-average discount rate of the operating lease at 399 Binney Street were 6.58 years and 10.4%, respectively, at September 30, 2022.

The weighted-average remaining lease term and weighted-average discount rate of the operating lease at 399 Binney Street were 7.33 years and 10.4%, respectively, at December 31, 2021.

60 Hampshire Street

In May 2021, the Company entered into an operating lease agreement for 41,474 square feet of office and laboratory space at 60 Hampshire Street, Cambridge, Massachusetts. The Company gained control of the leased space in July 2022 and, accordingly, recorded an operating lease right-of-use asset and liability at such time. The operating lease expires in June 2032 and there are no renewal options.

The following table summarizes the presentation of amounts recorded on the Company’s condensed consolidated balance sheets for the operating lease at 60 Hampshire Street as of September 30, 2022 and December 31, 2021:

	Balance sheet location	September 30, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease assets	$45,819	$—
Liabilities:
Current operating lease liabilities	Operating lease liabilities	$3,596	$—
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	35,140	—
	Total lease liabilities	$38,736	$—

The following table summarizes the effect of lease costs for the operating lease at 60 Hampshire Street on the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of operations location	2022	2021	2022	2021
Operating lease costs	Research and development expenses	$1,341	$—	$1,341	$—
	General and administrative expenses	282	—	282	—
		$1,623	$—	$1,623	$—

The Company made cash payments of $4.0 million and $0 under the operating lease agreement for 60 Hampshire Street during the three months ended September 30, 2022 and 2021, respectively.

The Company made cash payments of $8.7 million and $0 under the operating lease agreement for 60 Hampshire Street during the nine months ended September 30, 2022 and 2021, respectively.

The minimum lease payments for the Company’s operating lease at 60 Hampshire Street as of September 30, 2022 for the next five years and thereafter are expected to be as follows:

Year Ending December 31,	Amount
2022	$2,822
2023	4,966
2024	5,109
2025	5,257
2026	5,409
Thereafter	32,649
Total lease payments	56,212
Less: interest	(17,476)
Present value of operating lease liabilities	$38,736

The weighted-average remaining lease term and weighted-average discount rate of the operating lease at 60 Hampshire were 9.75 years and 8.0%, respectively, at September 30, 2022.

11. Subsequent Events

In preparing the consolidated interim financial statements as of September 30, 2022 and for the three and nine month periods then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements.

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

Overview

We are a clinical-stage precision medicine company transforming the drug discovery process by combining leading-edge computational and experimental technologies with the goal of bringing life-changing therapies to patients. As we believe we are among the first of a new breed of biotech created at the intersection of disparate technologies, we aim to push the boundaries of what’s possible in drug discovery. Our Dynamo™ platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable. Our initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications.

We are advancing a pipeline of medicines to address targets in precision oncology, including our lead product candidates, RLY-4008, RLY-2608 and RLY-1971.

•
RLY-4008. In the third quarter of 2020, we initiated a first-in-human clinical trial for RLY-4008, a potent, selective and oral small molecule inhibitor of fibroblast growth factor receptor 2, or FGFR2, for patients with advanced or metastatic FGFR2-altered solid tumors. In October 2021, we announced initial clinical data from this trial, which suggested robust inhibition of FGFR2 in the first 49 subjects that was not observed to be limited by off-target toxicities, including hyperphosphatemia and diarrhea, as of the data cut-off date of September 9, 2021. In December 2021, we initiated expansion cohorts at a continuous 70 mg once-daily, or QD, dose, and in January 2022, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to RLY-4008 for the treatment of cholangiocarcinoma, or CCA. In the first half of 2022, we conducted an end-of-phase 1 meeting with the FDA to discuss next steps for the clinical development of RLY-4008. Based on discussions with the FDA, we have decided to move forward with a single arm trial design for pan-FGFR, or FGFRi, treatment-naïve FGFR2-fusion CCA at 70 mg QD to potentially support accelerated approval. In June 2022, we announced the anticipated registrational path for RLY-4008 in CCA and the interim clinical data with a data cut-off date of April 19, 2022 that was shared with the FDA to support such path. In September 2022, we announced additional interim clinical data for RLY-4008 with a data cut-off date of August 1, 2022 that was presented at the European Society for Medical Oncology Congress 2022. This interim clinical data showed an interim overall response rate of 88% from the FGFRi treatment- naïve FGFR-2-fusion CCA patients treated at the pivotal dose of 70 mg QD. In October 2022, the European Medicines Agency, or EMA, adopted a positive opinion on the orphan designation application for RLY-4008 for the treatment of biliary tract cancer.
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
•
RLY-1971. We initiated a Phase 1 clinical trial for RLY-1971, our inhibitor of Src homology region 2 domain-containing phosphatase-2, or SHP2, in patients with advanced solid tumors in the first quarter of 2020. In December 2020, we entered into a global collaboration and license agreement, or the License Agreement, with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of RLY-1971. Genentech initiated the cohort of RLY-1971 in combination with GDC-6036, its KRAS G12C inhibitor, in a Phase 1b trial in July 2021, and a Phase 1b trial of RLY-1971 in combination with atezolizumab in August 2022.

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

In September 2022, we completed a public offering, or the September 2022 Offering, of 11,320,755 shares of common stock at an offering price of $26.50 per share. We received proceeds of $284.7 million, which was net of $15.3 million in underwriting discounts and commissions, as well as other offering expenses.

In October 2021, we completed a public offering, or the October 2021 Offering, of 15,188,679 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 1,981,132 shares, at an offering price of $26.50 per share. We received proceeds of $382.2 million, which was net of $26.3 million in underwriting discounts and commissions, as well as other offering expenses.

In July 2020, we closed our initial public offering, or IPO, and issued 23,000,000 shares of our common stock at a price of $20.00 per share for proceeds of $425.3 million, which was net of $34.7 million in underwriting discounts and commissions, as well as other offering expenses. Prior to our IPO, we had received gross proceeds of approximately $520.0 million from sales of preferred stock and issuance of convertible debt.

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

On April 15, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, and on April 22, 2021, we acquired ZebiAI Therapeutics, Inc., or ZebiAI. Pursuant to the Merger Agreement, we were required to pay ZebiAI’s former stockholders, option holders and warrant holders, or the ZebiAI Holders, upfront consideration in an aggregate amount of approximately $85.0 million, excluding customary purchase price adjustments, composed of approximately $20.0 million payable in cash and approximately $65.0 million payable in shares of our common stock. In addition, (i) the ZebiAI Holders are eligible to receive up to an additional $85.0 million in milestone payments upon the achievement of certain platform or program-related milestones, payable in our common stock, a portion of which was paid to the ZebiAI Holders in August 2022 upon achievement of one of the platform milestones, and (ii) we will pay to the ZebiAI Holders 10% of the payments we receive within three years of the closing date of the Merger Agreement from partnering, collaboration or other agreements related to ZebiAI’s platform up to an aggregate maximum amount of $100.0 million, payable in cash.

In December 2020, we entered into the License Agreement with Genentech for the development and commercialization of RLY-1971. Under the terms of the License Agreement, we received $75.0 million in an upfront payment in 2021, as well as $30.0 million in milestone payments from Genentech as of the date of this Quarterly Report on Form 10-Q. We are eligible to receive an additional $5.0 million in near-term payments; and, if we do not opt into a U.S. profit/cost share, up to $685.0 million in additional development, commercialization and sales-based milestones for RLY-1971; and tiered royalties on annual global net sales (on a country-by-country basis), anticipated to be in the low-to-mid-teens, subject to reductions in certain circumstances. Additionally, we are eligible to receive additional royalties in the event of regulatory approval of RLY-1971 and Genentech’s compound, GDC-6036, that directly binds to and inhibits KRAS G12C, in combination. We have the right to opt-in to a 50/50 U.S. profit/cost share and if we do opt into the U.S. profit/cost share, we are eligible to receive up to $410.0 million in additional commercialization and sales-based milestones for RLY-1971 outside of the U.S. and tiered royalties on annual net sales outside of the U.S. (on a country-by-country basis), anticipated to be in the low-to-mid-teens, subject to reduction in certain circumstances. We also retain the right to develop RLY-1971 in combination with our FGFR2 and PI3Kα programs.

The ongoing COVID-19 pandemic has presented a substantial public health and economic challenge around the world and continues to affect our employees, patients, communities and business operations. The extent to which the COVID-19 pandemic may continue to affect our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the severity and duration of additional variant outbreaks, vaccination and booster vaccination rates where we or our third party partners conduct operations, and the actions to contain COVID-19 or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the United States, including our ability to obtain slots for IND-enabling studies, recruit and retain patients, principal investigators and site staff in our clinical trials, obtain sufficient clinical trial supply of our product candidates due to supply chain disruptions or interruptions in global shipping, as well as activate new clinical trial sites. To date, we have been able to continue to enroll our patients in first-in-human clinical trials for RLY-1971, RLY-4008, and RLY-2608, and we currently do not anticipate any interruptions in clinical enrollment or any material adverse impact on our financial condition or results of operations due to the ongoing COVID-19 pandemic. However, we are continuing to assess the potential impact of the ongoing COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system. See “—The ongoing COVID-19 pandemic has impacted our business and any future pandemic, epidemic, or outbreak of an infectious disease could similarly affect our business and our financial results and could cause further disruption to the development of our product candidates” for a more detailed discussion of the risks related to the ongoing COVID-19 pandemic.

Additionally, inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section “Risk Factors” in this Quarterly Report. We do not believe that such factors had a material adverse impact on our results of operations during the three and nine months ended September 30, 2022.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $223.0 million and $296.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $991.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate increasing operating losses for at least the next several years.

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

We believe our cash, cash equivalents, and investments of $1.1 billion as of September 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Components of our Results of Operations

Revenue

To date, our revenue consists primarily of amounts related to the License Agreement with Genentech. We recognize our revenue as the performance obligations are satisfied under the License Agreement.

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

Change in Fair Value of Contingent Consideration Liability

Change in fair value of contingent consideration liability consists of fluctuations in the estimated fair value of contingent milestone payments under the Merger Agreement with ZebiAI. In future periods, we expect the fair value of such contingent milestone payments to increase or decrease based on, among other things, our estimates of the probability of achieving and timing of the contingent milestones, as well as changes in market interest rates and the time value of money.

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

Other Income, Net

Other income, net primarily consists of interest income related to interest earned on our cash, cash equivalents, and investments.

Income Taxes

Since our inception in 2015, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in any year or for our earned research and development tax credits due to our uncertainty of realizing a benefit from those items.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021
	(in thousands)
License and other revenue	$344	$666	$(322)
Operating expenses:
Research and development expenses	$66,900	$44,974	$21,926
Change in fair value of contingent consideration liability	3,262	2,000	1,262
General and administrative expenses	16,074	14,682	1,392
Total operating expenses	86,236	61,656	24,580
Loss from operations	(85,892)	(60,990)	(24,902)
Other income, net	1,720	157	1,563
Net loss	$(84,172)	$(60,833)	$(23,339)

Revenue

We recognized revenue of approximately $0.3 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively. The decrease was primarily due to the decrease in research and development services provided under the License Agreement with Genentech, as we are nearing completion of the Phase 1a clinical trial of RLY-1971.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021
	(in thousands)
External costs for programs in clinical trials	$15,435	$3,554	$11,881
External costs for platform technologies and preclinical programs	20,652	17,963	2,689
Employee related expenses	24,584	18,960	5,624
Other expenses	6,229	4,497	1,732
Total research and development expenses	$66,900	$44,974	$21,926

Research and development expenses were $66.9 million for the three months ended September 30, 2022 compared to $45.0 million for the three months ended September 30, 2021. The increase of $21.9 million was primarily due to $11.9 million related to additional clinical trial expenses in connection with the ongoing enrollment of our clinical trial for RLY-4008 and the initiation of our clinical trial for RLY-2608 in the fourth quarter of 2021, $5.6 million of additional employee related costs due to increased headcount, including an increase in stock-based compensation of $1.7 million, and $2.7 million related to development of our platform technologies and preclinical programs.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability for milestones under the Merger Agreement with ZebiAI was an increase of $3.3 million for the three months ended September 30, 2022 compared to an increase of $2.0 million for the three months ended September 30, 2021. The fluctuation of $1.3 million was primarily attributable to achievement of one of the platform milestones during the three months ended September 30, 2022, as well as changes in the assumptions underlying the fair value measurement between periods, which we expect to continue in future periods.

General and Administrative Expenses

General and administrative expenses were $16.1 million for the three months ended September 30, 2022 compared to $14.7 million for the three months ended September 30, 2021. The increase of $1.4 million was primarily due to $1.6 million of additional employee related costs due to increased headcount, offset by decreases in certain other expenses.

Other Income, Net

Other income, net, was $1.7 million for the three months ended September 30, 2022 compared to $0.2 million for the three months ended September 30, 2021. The increase was primarily a result of changes in interest rates.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
	2022	2021
	(in thousands)
License and other revenue	$1,128	$2,462	$(1,334)
Operating expenses:
Research and development expenses	$179,078	$120,743	$58,335
In-process research and development expenses	—	123,000	(123,000)
Loss on initial consolidation of variable interest entity	—	11,855	(11,855)
Change in fair value of contingent consideration liability	(1,133)	2,000	(3,133)
General and administrative expenses	49,607	41,839	7,768
Total operating expenses	227,552	299,437	(71,885)
Loss from operations	(226,424)	(296,975)	70,551
Other income, net	3,418	559	2,859
Net loss	$(223,006)	$(296,416)	$73,410

Revenue

We recognized revenue of approximately $1.1 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease was primarily related to (a) the decrease in research and development services provided under the License Agreement with Genentech, as we are nearing completion of the Phase 1a clinical trial of RLY-1971, and (b) revenue recognized upon the transfer of active pharmaceutical ingredient during the nine months ended September 30, 2021, for which no revenue was recognized during the nine months ended September 30, 2022.

Research and Development Expenses

The following summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
	2022	2021
	(in thousands)
External costs for programs in clinical trials	$36,426	$10,522	$25,904
External costs for platform technologies and preclinical programs	58,526	47,792	10,734
Employee related expenses	69,203	50,778	18,425
Other expenses	14,923	11,651	3,272
Total research and development expenses	$179,078	$120,743	$58,335

Research and development expenses were $179.1 million for the nine months ended September 30, 2022 compared to $120.7 million for the nine months ended September 30, 2021. The increase of $58.3 million was primarily due to $25.9 million related to additional clinical trial expenses in connection with the ongoing enrollment of our clinical trial for RLY-4008 and the initiation of our clinical trial for RLY-2608 in the fourth quarter of 2021, $18.4 million of additional employee related costs due to increased headcount, including an increase in stock-based compensation of $2.7 million, and $10.7 million related to development of our platform technologies and preclinical programs.

In-Process Research and Development Expenses

In-process research and development expenses of $123.0 million were recognized for the nine months ended September 30, 2021 in connection with the in-process research and development asset pursuant to the asset acquisition of ZebiAI in the second quarter of 2021. No such expenses were incurred during the nine months ended September 30, 2022.

Loss on Initial Consolidation of Variable Interest Entity

Loss on initial consolidation of variable interest entity of $11.9 million was recognized for the nine months ended September 30, 2021 in connection with the acquisition of ZebiAI in the second quarter of 2021. No such expenses were incurred during the nine months ended September 30, 2022.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability for milestones under the Merger Agreement with ZebiAI was a decrease of $1.1 million for the nine months ended September 30, 2022 compared to an increase of $2.0 million for the nine months ended September 30, 2021. The fluctuation of $3.1 million was primarily attributable to changes in the assumptions underlying the fair value measurement between periods, which we expect to continue in future periods, as well as achievement of one of the platform milestones during the three months ended September 30, 2022.

General and Administrative Expenses

General and administrative expenses were $49.6 million for the nine months ended September 30, 2022 compared to $41.8 million for the nine months ended September 30, 2021. The increase of $7.8 million was primarily due to $7.8 million of additional employee related costs due to increased headcount, including an increase in stock-based compensation expense of $1.4 million.

Other Income, Net

Other income, net, was $3.4 million for the nine months ended September 30, 2022 compared to $0.6 million for the nine months ended September 30, 2021. The increase was primarily a result of changes in interest rates.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have principally financed our operations through private placements of preferred stock, convertible debt and proceeds from public offerings of our common stock. In July 2020, we closed our IPO and issued 23,000,000 shares of common stock for proceeds of $425.3 million, which was net of $34.7 million in underwriting discounts and commissions, as well as other offering expenses. Prior to our IPO, we received gross proceeds of $520.0 million from sales of preferred stock and issuance of convertible debt. We received an upfront payment of $75.0 million from Genentech pursuant to the License Agreement with Genentech in January 2021, as well as $30.0 million in milestone payments as of the date of this Quarterly Report on Form 10-Q. As of September 30, 2022, we had cash, cash equivalents, and investments of $1.1 billion.

In August 2021, we filed a universal shelf registration statement on Form S-3ASR with the SEC, or the 2021 Shelf, to register for sale an amount of our common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective upon filing with the SEC (File No. 333-258768).

In August 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of our common stock sold under the Sales Agreement as of September 30, 2022.

In October 2021, we completed the October 2021 Offering of 15,188,679 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 1,981,132 shares, at an offering price of $26.50 per share. We received proceeds of $382.2 million, which was net of $26.3 million in underwriting discounts and commissions, as well as other offering expenses.

In September 2022, we completed the September 2022 Offering of 11,320,755 shares of common stock at an offering price of $26.50 per share. We received proceeds of $284.7 million, which was net of $15.3 million in underwriting discounts and commissions, as well as other offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(172,411)	$(34,699)
Cash used in investing activities	(41,809)	(186,766)
Cash provided by financing activities	288,744	4,078
Net increase (decrease) in cash, cash equivalents, and restricted cash	$74,524	$(217,387)

Operating Activities

During the nine months ended September 30, 2022, we used $172.4 million of cash on operating activities, primarily resulting from our net loss of $223.0 million, offset by non-cash charges of $45.7 million and cash provided by changes in our operating assets and liabilities of $4.9 million.

During the nine months ended September 30, 2021, we used $34.7 million of cash on operating activities, primarily resulting from our net loss of $296.4 million, offset by non-cash charges of $179.4 million and cash provided by changes in our operating assets and liabilities of $82.4 million.

Investing Activities

During the nine months ended September 30, 2022, we used $41.8 million of cash on investing activities, consisting of $35.1 million of net purchases of investments and $6.7 million for the acquisition of property and equipment.

During the nine months ended September 30, 2021, we used $186.8 million of cash on investing activities, consisting of $159.0 million of net purchases of investments, $25.2 million in cash paid for the acquisition of ZebiAI, and $2.6 million for the acquisition of property and equipment.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $288.7 million, primarily consisting of $284.7 in net proceeds from the September 2022 Offering, as well as proceeds from the exercise of stock options and purchases under our Employee Stock Purchase Plan, or ESPP.

During the nine months ended September 30, 2021, net cash provided by financing activities was $4.1 million, consisting of proceeds from the exercise of stock options.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to RLY-4008 and RLY-2608 and the ongoing preclinical development activities of our other programs. In addition, we continue to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially as discussed in more detail in “— Overview” above.

As of September 30, 2022, we had cash, cash equivalents, and investments of $1.1 billion. We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments during the three and nine months ended September 30, 2022. For more information on our contractual obligations and commitments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as Note 9, Commitments and Contingencies, and Note 10, Leases, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022, the notes to our audited financial statements appearing in our Annual Report on Form 10-K, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through September 30, 2022 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of September 30, 2022, our cash equivalents consisted of money market funds. As of September 30, 2022, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes in federal interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2022, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of September 30, 2022, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the three and nine months ended September 30, 2022. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2022, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business.

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

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have three product candidates, RLY-1971, RLY-4008 and RLY-2608, in first-in-human clinical development. We may not be able to file INDs for any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays or delays with IND-enabling studies. Moreover, we cannot be sure that once we have submitted an IND, the FDA will allow further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. The FDA or other regulatory authorities may impose a clinical hold before or after a trial begins for a number of reasons outlined in FDA regulations, including if the FDA believes the study drug raises a significant risk of illness or injury. If the FDA imposes a clinical hold, trials may not commence or recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, the submission of an IND does not mean the FDA will allow clinical trials to begin and, if and when clinical trials do commence under an active IND, issues may arise that require suspension or termination of such trials. Further, commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. Regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, to the EMA for each product candidate and, consequently, the ultimate approval and commercial marketing of each product candidate. Our RLY-1971, RLY-4008 and RLY-2608 first-in-human clinical trials are ongoing, but we do not know whether any of our future clinical trials will begin on time or ever be completed on schedule, if at all.

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
•
be subject to post-marketing requirements; or
•
have the product removed from the market after obtaining marketing approval.

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
•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol;
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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose a suspension or termination or clinical hold due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA may disagree with our clinical trial design or our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials.

Our product development costs will also increase if we experience delays in preclinical studies, clinical trials or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays, including those caused by the ongoing COVID-19 pandemic, also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. Any delays in our preclinical or current or future clinical development programs may harm our business, financial condition and prospects significantly.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we will be deploying our drug discovery platform across a broad target space, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Furthermore, our ability to enroll patients may be significantly delayed by future developments in connection with the ongoing COVID-19 pandemic, including increased severity or additional variant outbreaks thereof, which are highly uncertain, and we cannot predict the extent and scope of such delays at this point.

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

We have engaged and may continue to engage third parties to develop companion diagnostics for use in our clinical trials, but such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients with the targeted genetic mutations for our clinical trials. Further, if we are required to develop companion diagnostics and are unable to include patients with the targeted genetic mutations, this could compromise our ability to seek participation in the FDA’s expedited review and development programs, including Breakthrough Therapy Designation and Fast Track Designation, or otherwise to seek to accelerate clinical development and regulatory timelines. The FDA has indicated that if we continue RLY-4008 and RLY-2608 in a specific biomarker-defined population, a companion diagnostic device will be required to ensure their safe and effective use. If any of our current or future third party companion diagnostic partners is unable or unwilling to obtain or maintain regulatory approval for a companion diagnostic for any of our product candidates, regulatory approval for such product candidates may be delayed.

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
•
the proximity and availability of clinical trial sites for prospective patients; and
•
factors we may not be able to control that may limit patients, principal investigators or staff or clinical site availability, such as uncertain geopolitical conditions or current or potential pandemics (e.g., complications due to the current conflict between Russia and Ukraine or the ongoing COVID-19 pandemic).

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

We may also evaluate our current product candidates or any other future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities. We will not be able to market and sell any of our product candidates we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. Pursuant to the License Agreement with Genentech, as further described above, Genentech will assume the development of RLY-1971, including developing RLY-1971 in combination with Genentech’s KRAS G12C program and in combination with atezolizumab.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and often takes many years. If the FDA or a similar foreign regulatory authority requires that we perform additional nonclinical studies or clinical trials, approval, if obtained at all, may be delayed. The length of such a delay varies substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA, 510(k), premarket approval application, or PMA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and similar authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•
the FDA or similar foreign regulatory authorities may disagree with or change their position regarding the design or implementation of our clinical trials;
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

We are currently evaluating the safety and tolerability of RLY-1971 in a Phase 1 dose escalation/dose expansion study in patients with advanced or metastatic solid tumors and pursuant to the License Agreement with Genentech entered into in December 2020, future development for RLY-1971, including the potential to conduct multiple combination studies, is governed by a joint development team between us and Genentech. Genentech initiated the cohort of RLY-1971 in combination with GDC-6036, its KRAS G12C inhibitor, in a Phase 1b trial in July 2021, and a Phase 1b trial of RLY-1971 in combination with atezolizumab in August 2022. We estimate there are approximately 38,000 patients annually in the United States with advanced lung cancer or colorectal cancer who might benefit from a combination of RLY-1971 with another targeted inhibitor. In the future, if RLY-1971 advances to earlier lines of combination treatment for lung cancer or colorectal cancer, we believe it could be applied in the treatment of approximately 70,000 patients annually in the United States. The subset of patients with KRAS G12C mutations in lung cancer and colorectal cancer who could potentially benefit from the combination of RLY-1971 with GDC-6036 is approximately 17,000 to 32,000 annually in the United States.

We are also evaluating the safety and tolerability of RLY-4008 in a first-in-human clinical trial initiated in September 2020 in patients with advanced or metastatic FGFR2-altered solid tumors with a single arm, potentially registration-enabling cohort for FGFRi treatment-naïve FGFR2-fusion CCA. We believe FGFR2-mediated cancers affect approximately 10,000 late-line patients annually in the United States. In the future, if RLY-4008 advances to earlier lines of treatment, it could potentially address approximately 23,000 patients annually in the United States. These numbers reflect the inclusion of patients with additional FGFR2 gene fusions and rearrangements that result from truncation of the protein at exon 18 based on recently published research suggesting that patients with these truncations should be considered for FGFR-targeted therapies.

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $223.0 million and $296.4 million for the nine months ended September 30, 2022 and 2021, respectively. We had an accumulated deficit of $991.1 million as of September 30, 2022. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our drug discovery platform and initial product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect your rights as a common stockholder. We may offer and sell up to an aggregate amount of $300.0 million of our common stock from time to time in “at the market” offerings pursuant to the sales agreement, or the Sales Agreement, with Cowen and Company, LLC, subject to the limitations thereof. As of September 30, 2022, no shares of common stock have been sold under the Sales Agreement. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The COVID-19 pandemic continues to evolve as new variants of COVID-19 have been identified and spread, which has led to various responses and public health safety measures. The extent to which the ongoing COVID-19 pandemic may continue to affect our operations or those of our third-party partners, including our preclinical or other nonclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the severity and duration of additional variant outbreaks, vaccination and booster vaccination rates where we or our third party partners conduct operations, and the actions to contain COVID-19 or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical, other nonclinical or clinical trial operations in the United States, including our ability to obtain slots for IND-enabling studies and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if infection rates substantially increase. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, if any patients enrolled in our clinical trials are infected with COVID-19, they may not be able to complete these trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

Global economic uncertainty, including the uncertainty tied to rising interest rates, and political instability could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by various macroeconomic factors and general conditions and uncertainty in the global economy and in the global financial markets. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, significant volatility in commodity prices, declines in consumer confidence, declines in economic growth, supply chain interruptions, uncertainty about economic stability and rising interest rates and record inflation globally. Economic uncertainty in various global markets caused by political instability, changes in trade agreements and conflicts, such as the current conflict between Russia and Ukraine, and related sanctions as well as a severe or prolonged economic downturn, rising inflation or continued extreme economic volatility and disruptions could result in a variety of risks to our business, including difficulty in enrolling participants in our clinical trials, difficulty in forecasting our financial results and managing inventory levels, increases in our business costs affecting our ability to develop our current and future product candidates, and negatively impacting our ability to raise additional capital when needed on acceptable terms, if at all. Political developments impacting government spending and international trade, including potential government shutdowns and trade disputes and tariffs, may negatively impact markets and cause weaker macroeconomic conditions. The effects of these events may continue due to potential U.S. government shutdowns and the transition in administrations, and the United States’ ongoing trade disputes with China and other countries. Global economic uncertainty or political instability, including the current conflict between Russia and Ukraine, has also strained, and could continue to strain, certain of our suppliers and manufacturers, possibly resulting in supply disruption, increased raw material or manufacturing costs or impacting their ability to manufacture clinical trial materials for our product candidates. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions, including the global economic uncertainty resulting from the conflict between Russia and Ukraine and otherwise, could adversely impact our business.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our products or technologies are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to SHP2 inhibitors, FGFR2 inhibitors, PI3K inhibitors, CDK2 inhibitors and ERα degraders. Some of these patent applications have already been allowed or issued, and others may issue in the future. Since these areas are competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates, or the practice of our technology. If a patent holder believes our product or product candidate infringes on its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our owned patent portfolio and any patent portfolio we may license in the future may thus have no deterrent effect.

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

In connection with the clinical development of our product candidates for certain indications, we have engaged and may continue to engage third parties to develop or obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our product candidates. For example, we have engaged Foundation Medicine, Inc. to develop its FoundationOne®CDx as a companion diagnostic for RLY-4008. The FDA has indicated that if we continue RLY-4008 and RLY-2608 in a specific biomarker-defined population, a companion diagnostic device will be required to ensure their safe and effective use. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. The FDA and similar foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

We rely and intend to continue to rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic product candidates that may require such tests. In connection with such current and future collaborative agreements, we will be dependent on the sustained cooperation and effort of our collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our current and future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our therapeutic candidates.

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

Similarly, in the EU, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized for marketing in the EU (or, if a method exists, the product would be of a significant benefit to those affected by the condition). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the product in the EU would generate sufficient return to justify the necessary investment in developing the product. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers. In October 2022, the EMA adopted a positive opinion on the orphan designation application for RLY-4008 for the treatment of biliary tract cancer.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health and Human Services, or HHS, to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021, CMS rescinded the MFN rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed until January 1, 2026. This deadline was further pushed back to January 1, 2027 by the Bipartisan Safer Communities Act, and the Inflation Reduction Act of 2022 further delayed implementation of this rule to January 1, 2032. On August 16, 2022 the Inflation Reduction Act of 2022 was passed, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. Separately, in response to the ongoing COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and any travel restrictions, the FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of September 30, 2022, we had 320 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Given our limited operating history, we are still in the process of implementing our internal security measures. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses, ransomware attacks and other unauthorized access. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. The risk of cyber incidents could also be increased by cyberwarfare in connection with the current conflict between Russia and Ukraine, including potential proliferation of malware into systems unrelated to the conflict. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, the further development and commercialization of our product candidate or any future product candidates could be hindered or delayed, we could be required to expend significant amounts of money and other resources to repair or replace our information systems or networks, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. In addition, part of our workforce is currently working remotely. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions.

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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $12.65 to an intraday high of $64.37 through October 28, 2022. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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

As of September 30, 2022, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 47.3% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Our fourth amended and restated certificate of incorporation, as amended, or certificate of incorporation, and our amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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
•
a requirement of approval of not less than a majority of all outstanding shares of our voting stock to amend any bylaws by stockholder action and not less than two-thirds (2/3) of all outstanding shares of our voting stock to amend specific provisions of our certificate of incorporation; and
•
the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval, which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders; (3) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our amended and restated bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

RELAY THERAPEUTICS, INC.

Date: November 3, 2022	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)