Form 10-Q
period 2023-03-31
Relay Therapeutics, Inc.
filed 2023-05-04
CIK 1812364

be30ou06-30-202s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 121,613,181 shares of common stock, $0.001 par value per share, outstanding.

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
•
We rely on third parties to conduct our ongoing clinical trials of RLY-4008, RLY-2608, and RLY-5836 and expect to rely on third parties to conduct future clinical trials, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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
•
Any future pandemic, epidemic, or outbreak of an infectious disease, similar to the COVID-19 pandemic, could affect our business and our financial results and could cause further disruption to the development of our product candidates.

•
Global economic and political conditions, including the economic uncertainty tied to credit and financial market instability as well as political uncertainty relating to Russia and Ukraine, are difficult to mitigate and could pose challenges to our growth and profitability and could adversely affect our business, financial condition or results of operations.
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
•
Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, and our product candidates, if approved, could be subject to post-market study requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered following approval, which may result in significant additional expense.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, implied or express statements about:

•
the initiation, timing, progress, results, and cost of our product candidates and research and development programs and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
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
•
the effect of public health epidemics or outbreaks of an infectious disease, such as COVID-19, and the ongoing conflict between Russia and Ukraine, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and current and future clinical trials; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “projects,” “will,” “might,” “could,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed above under “Summary of the Material Risks Associated with Our Business,” those listed below under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission, or the SEC, as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$161,275	$151,794
Investments	776,529	847,123
Accounts receivable	286	306
Contract asset	4,945	4,913
Prepaid expenses	11,268	12,110
Other current assets	4,085	3,259
Total current assets	958,388	1,019,505
Property and equipment, net	11,950	11,634
Operating lease assets	62,344	63,754
Restricted cash	2,578	2,578
Intangible asset	2,300	2,300
Total assets	$1,037,560	$1,099,771
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,834	$10,578
Accrued expenses	28,045	22,703
Operating lease liabilities	4,441	4,276
Other current liabilities	26,147	26,152
Total current liabilities	70,467	63,709
Operating lease liabilities, net of current portion	52,306	53,466
Contingent consideration liability	31,375	32,378
Total liabilities	154,148	149,553
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 121,476,658 and 121,112,234 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	121	121
Additional paid-in capital	2,041,941	2,019,126
Accumulated other comprehensive loss	(5,802)	(10,420)
Accumulated deficit	(1,152,848)	(1,058,609)
Total stockholders’ equity	883,412	950,218
Total liabilities and stockholders’ equity	$1,037,560	$1,099,771

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
License and other revenue	$226	$419
Total revenue	226	419
Operating expenses:
Research and development expenses	$82,827	$51,667
Change in fair value of contingent consideration liability	(1,003)	(4,595)
General and administrative expenses	19,579	16,068
Total operating expenses	101,403	63,140
Loss from operations	(101,177)	(62,721)
Other income:
Interest income	6,941	696
Other expense	(3)	(21)
Total other income, net	6,938	675
Net loss	$(94,239)	$(62,046)
Net loss per share, basic and diluted	$(0.78)	$(0.57)
Weighted average shares of common stock, basic and diluted	121,320,865	108,293,251
Other comprehensive loss:
Unrealized holding gain (loss)	4,618	(8,130)
Total other comprehensive gain (loss)	4,618	(8,130)
Total comprehensive loss	$(89,621)	$(70,176)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2022	121,112,234	$121	$2,019,126	$(10,420)	$(1,058,609)	$950,218
Issuance of common stock upon exercise of stock options	255,918	—	1,297	—	—	1,297
Vesting of restricted stock units	108,506	—	—	—	—	—
Stock-based compensation expense	—	—	21,518	—	—	21,518
Unrealized gain on investments	—	—	—	4,618	—	4,618
Net loss	—	—	—	—	(94,239)	(94,239)
Balances at March 31, 2023	121,476,658	$121	$2,041,941	$(5,802)	$(1,152,848)	$883,412

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2021	108,210,318	$109	$1,666,887	$(1,088)	$(768,100)	$897,808
Issuance of common stock upon exercise of stock options	195,799	—	883	—	—	883
Vesting of restricted stock units	27,233	—	—	—	—	—
Stock-based compensation expense	—	—	13,455	—	—	13,455
Unrealized loss on investments	—	—	—	(8,130)	—	(8,130)
Net loss	—	—	—	—	(62,046)	(62,046)
Balances at March 31, 2022	108,433,350	$109	$1,681,225	$(9,218)	$(830,146)	$841,970

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(94,239)	$(62,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21,518	13,455
Depreciation expense	1,197	975
Net amortization of premiums and discounts on investments	(2,017)	681
Change in fair value of contingent consideration liability	(1,003)	(4,595)
Changes in assets and liabilities:
Accounts receivable	20	134
Contract asset	(32)	(140)
Prepaid expenses and other current assets	16	566
Operating lease assets and liabilities, net	415	48
Accounts payable	1,400	(1,223)
Accrued expenses and other liabilities	5,595	3,054
Deferred revenue	—	(82)
Net cash used in operating activities	(67,130)	(49,173)
Cash flows from investing activities:
Purchases of property and equipment	(1,915)	(2,794)
Purchases of investments	(97,815)	(127,690)
Proceeds from maturities of investments	175,044	18,100
Net cash provided by (used in) investing activities	75,314	(112,384)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1,297	883
Net cash provided by financing activities	1,297	883
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,481	(160,674)
Cash, cash equivalents, and restricted cash at beginning of period	154,372	282,697
Cash, cash equivalents, and restricted cash at end of period	$163,853	$122,023
Supplemental disclosure of non-cash activities:
Periodic change to additions of property and equipment in accounts payable and accrued expenses	$(402)	$1,552

Reconciliation of Cash, Cash Equivalents, and Restricted Cash from Balance Sheets to Statement of Cash Flows

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$161,275	$119,445
Restricted cash	2,578	2,578
Cash, cash equivalents, and restricted cash per statements of cash flows	$163,853	$122,023

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the “Company”) was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage, precision medicine company transforming the drug discovery process by combining leading-edge computational and experimental technologies with the goal of bringing life-changing therapies to patients. As the Company believes it is among the first of a new breed of biotech created at the intersection of complementary techniques and technologies, the Company aims to push the boundaries of what’s possible in drug discovery. The Company’s Dynamo™ platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable or inadequately addressed. The Company’s initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications. The Company’s lead product candidates, RLY-4008, RLY-2608, GDC-1971 (formerly known as RLY-1971), and RLY-5836, are in clinical development. The Company also has two discovery stage programs as part of its HR+/HER2- breast cancer franchise, including RLY-2139, a selective cyclin dependent kinase 2 inhibitor, and a rationally designed estrogen receptor alpha degrader. The Company also has five additional discovery stage programs across both precision oncology and genetic disease indications.

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

The Company has devoted substantially all of its resources to developing its product candidates, including RLY-4008, RLY-2608, GDC-1971 (formerly known as RLY-1971), and RLY-5836, by developing its computation and experimental approaches, building its intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

The Company has incurred net operating losses since inception and had an accumulated deficit of $1.2 billion as of March 31, 2023. The Company expects that its existing cash, cash equivalents, and investments as of March 31, 2023 will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2023, the condensed consolidated results of its operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The condensed consolidated financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are unaudited. The condensed consolidated results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the fair value of contingent milestone payments in connection with the acquisition of ZebiAI Therapeutics, Inc. (“ZebiAI”), the determination of the transaction price and standalone selling price of performance obligations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), the accrual of research and development and manufacturing expenses, the valuation of equity instruments, and the incremental borrowing rate for determining operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience.

Stock-Based Compensation

During the three months ended March 31, 2023, the Company granted stock options and restricted stock units (“RSUs”) to certain employees, with vesting over specified periods of continued service and contingent upon achievement of certain market conditions. The Company measured the fair value of such awards on the grant date using a Monte Carlo Simulation, incorporating various option pricing inputs. In connection therewith, compensation expense for such awards is being recognized under the accelerated attribution method over the requisite service period, regardless of whether the market conditions have been achieved. The Company recognizes the impact of forfeitures from market-based awards on compensation expense as they occur.

For other stock options and RSUs granted to employees, directors, and other consultants with vesting over specified periods of continued service, the Company measures their fair value on the grant date using (a) the Black-Scholes Option Pricing Model for stock options and (b) the Company’s closing stock price. In connection therewith, compensation expense for such awards is being recognized under the straight-line method over the requisite service period, which is generally the vesting period. The Company recognizes the impact of forfeitures on compensation expense as they occur.

For other stock options and RSUs granted to employees, directors, and other consultants with vesting over specified periods of continued service and contingent upon achievement of certain performance conditions, the Company measures their fair value on the grant date using (a) the Black-Scholes Option Pricing Model for stock options and (b) the Company’s closing stock price. In connection therewith, compensation expense for such awards is being recognized under the accelerated attribution method over the requisite service period, which is generally the vesting period. The Company recognizes the impact of forfeitures on compensation expense as they occur.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2023:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$129,645	$—	$—	$129,645
Total cash equivalents	129,645	—	—	129,645
Investments:
U.S. treasury bills	—	415,841	—	415,841
U.S. agency securities	—	360,688	—	360,688
Total investments	—	776,529	—	776,529
Total assets	$129,645	$776,529	$—	$906,174
Liabilities
Contingent Milestone Payments	$—	$—	$26,375	$26,375
Total liabilities	$—	$—	$26,375	$26,375

	Fair Value Measurements as of December 31, 2022:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$118,446	$—	$—	$118,446
U.S. treasury bills	—	9,950	—	9,950
Total cash equivalents	118,446	9,950	—	128,396
Investments:
U.S. treasury bills	—	466,603	—	466,603
U.S. agency securities	—	380,520	—	380,520
Total investments	—	847,123	—	847,123
Total assets	$118,446	$857,073	$—	$975,519
Liabilities
Contingent Milestone Payments	$—	$—	$27,378	$27,378
Total liabilities	$—	$—	$27,378	$27,378

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

The Company also has a contingent consideration liability related to the fair value of $100.0 million in earnout payments (“Contingent Earnout Payments”). Because the Contingent Earnout Payments were not accounted for as derivatives under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), they were only measured at fair value as of the acquisition date and are not re-assessed at fair value at each reporting period. The Contingent Earnout Payments will be adjusted when the contingency is resolved and the consideration is paid or becomes payable.

The following table reconciles the change in the contingent consideration liability:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Balance at beginning of period	$32,378	$50,258
Change in fair value of Contingent Milestone Payments	(1,003)	(4,595)
	$31,375	$45,663

The “Change in fair value of Contingent Milestone Payments” in the table above was attributable to changes in the assumptions noted above during the periods specified.

The outstanding Contingent Milestone Payments are payable in shares of common stock based on a fixed amount assigned to each milestone and the average closing price of the Company’s common stock for the 5-day period prior to the milestone achievement. Accordingly, the number of shares of common stock to be issued upon a milestone achievement varies dependent on the Company’s common stock price. If the outstanding milestones were achieved in full on March 31, 2023, the number of shares of common stock to be issued would be 4,580,322 based on an average closing price of the Company's common stock of $15.77 for the 5-day period prior to March 31, 2023.

4. Investments

The fair value of available-for-sale investments by type of security was as follows:

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$281,445	$4	$(3,320)	$278,129
U.S. agency securities	298,549	53	(2,630)	295,972
Total investments with a maturity of one year or less	579,994	57	(5,950)	574,101

U.S. treasury bills	137,559	395	(242)	137,712
U.S. agency securities	64,778	81	(143)	64,716
Total investments with a maturity of one to two years	202,337	476	(385)	202,428
Total investments	$782,331	$533	$(6,335)	$776,529

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$356,728	$9	$(5,523)	$351,214
U.S. agency securities	236,483	49	(3,104)	233,428
Total investments with a maturity of one year or less	593,211	58	(8,627)	584,642

U.S. treasury bills	116,290	14	(915)	115,389
U.S. agency securities	148,042	36	(986)	147,092
Total investments with a maturity of one to two years	264,332	50	(1,901)	262,481
Total investments	$857,543	$108	$(10,528)	$847,123

The following tables summarize the Company's available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$81,934	$(462)	$201,755	$(3,100)	$283,689	$(3,562)
U.S. agency securities	162,939	(480)	102,026	(2,293)	264,965	(2,773)
Total	$244,873	$(942)	$303,781	$(5,393)	$548,654	$(6,335)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$143,089	$(1,860)	$275,445	$(4,578)	$418,534	$(6,438)
U.S. agency securities	190,468	(1,649)	97,305	(2,441)	287,773	(4,090)
Total	$333,557	$(3,509)	$372,750	$(7,019)	$706,307	$(10,528)

As summarized in the tables immediately above, the Company held 103 and 126 debt securities that were in an unrealized loss position as of March 31, 2023 and December 31, 2022, respectively. The unrealized losses at March 31, 2023 and December 31, 2022 were attributable to changes in interest rates and the unrealized losses do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

5. Common Stock

Each share of common stock entitles the stockholder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of March 31, 2023, no dividends had been declared.

At-the-Market Offering

In August 2021, the Company entered into a sales agreement, (the “Sales Agreement”), with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Cowen, as the Company’s sales agent. The Company agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of common stock sold under the Sales Agreement through March 31, 2023.

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

6. Stock Compensation

Stock compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Research and development expenses	$11,595	$7,110
General and administrative expenses	9,923	6,345
	$21,518	$13,455

Market-Based Awards

During the three months ended March 31, 2023, the Company granted 1,512,820 stock options and 405,770 RSUs to certain employees, with vesting over specified periods of continued service and contingent upon achievement of certain market conditions. The Company measured the fair value of such awards on the grant date using a Monte Carlo Simulation, incorporating various option pricing inputs, including (a) estimated expected term from grant through exercise, or 6.5 years, (b) risk-free interest rate, or 3.5%, (c) historical volatility, or 75.0%, and (d) dividend yield, or 0.0%. Ultimately, the fair value of the market-based awards was estimated as $12.53 per share for the options and $16.11 per share for the RSUs, yielding a total of $25.5 million. The total compensation expense, or $25.5 million, is being recognized under the accelerated attribution method over the requisite service period of 3.0 years, regardless of whether the market conditions have been achieved. The impact of forfeitures, if any, will be recognized upon occurrence.

As of March 31, 2023, the total unrecognized compensation related to unvested market-based awards granted was $20.4 million, which the Company expects to recognize over a period of 2.8 years.

7. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share data)
Net loss	$(94,239)	$(62,046)
Net loss per share, basic and diluted	$(0.78)	$(0.57)
Weighted average shares of common stock, basic and diluted	121,320,865	108,293,251

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	15,423,928	11,251,697
Unvested restricted stock units	3,668,923	1,743,965
	19,092,851	12,995,662

8. Collaboration and License Agreement with Genentech, Inc.

In December 2020, the Company and Genentech, Inc. (“Genentech”) entered into the Collaboration and License Agreement (“Genentech Agreement”). During the three months ended March 31, 2023 and 2022 there were no material changes to the Genentech Agreement. Accordingly, there were no changes to the Company’s accounting treatment thereon through March 31, 2023.

The Company recognized $0.2 million of revenue from the Genentech Agreement for the three months ended March 31, 2023, as well as for the three months ended March 31, 2022.

As of March 31, 2023 and December 31, 2022, the Company recorded a contract asset of $4.9 million, which was classified as a current asset on the condensed consolidated balance sheets. The contract asset relates to the amount of revenue recognized for which the right to payment is contingent upon conditions other than the passage of time, such as the completion of future milestone activities.

As of March 31, 2023 and December 31, 2022, the Company recorded an other liability of $25.0 million, representing the amount of certain development milestones achieved as of such dates under the Genentech Agreement. The amounts have been excluded from the transaction price at both March 31, 2023 and December 31, 2022 and, therefore, excluded from amounts recognized as revenue to date, since they are subject to repayment to Genentech if the Company exercises its option to participate in the Profit/Cost Share under the Genentech Agreement.

9. Commitments and Contingencies

Intellectual Property License

In August 2016, the Company and D.E. Shaw Research, LLC (“D.E. Shaw Research”) entered into the Collaboration and License Agreement, which was most recently amended in 2022 (“DESRES Agreement”). During the three months ended March 31, 2023 and 2022, there were no material changes to the DESRES Agreement. Accordingly, there were no changes to the Company’s accounting treatment thereon through March 31, 2023.

The Company assessed the milestones under the DESRES Agreement at March 31, 2023 and December 31, 2022, concluding no such milestone payments were due.

The Company recorded research and development expenses of $2.3 million under the DESRES Agreement for the three months ended March 31, 2023, as well as for the three months ended March 31, 2022.

As of March 31, 2023 and December 31, 2022, the Company had no accrued expense and accounts payable balances for D.E. Shaw Research on its condensed consolidated balance sheets.

As of March 31, 2023 and December 31, 2022, the Company had prepaid balances of $2.5 million and $4.9 million, respectively, for D.E. Shaw Research on its condensed consolidated balance sheets.

Other Significant Arrangements

The Company has certain other research and license arrangements with third parties, which provide the Company with research services with the goal of identifying and developing product candidates, and the Company is obligated to pay certain development milestone payments pursuant to these arrangements upon the achievement of certain specified contingent events. The Company assessed such milestones at March 31, 2023 and December 31, 2022, concluding no such milestone payments were due. The Company incurred approximately $0.7 million and $1.0 million of research and development expenses under these agreements for the three months ended March 31, 2023 and 2022, respectively.

10. Subsequent Events

In preparing the consolidated interim financial statements as of March 31, 2023 and for the three month period then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements.

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

We are advancing a pipeline of medicines to address targets in precision oncology and genetic disease indications, including our lead product candidates, RLY-4008, RLY-2608, GDC-1971 (formerly known as RLY-1971), and RLY-5836.

•
RLY-4008. In the third quarter of 2020, we initiated a first-in-human clinical trial for RLY-4008, a potent, selective and oral small molecule inhibitor of fibroblast growth factor receptor 2, or FGFR2, for patients with advanced or metastatic FGFR2-altered solid tumors. In October 2021, we announced initial clinical data from this trial, which suggested robust inhibition of FGFR2 in the first 49 subjects that was not observed to be limited by off-target toxicities, including hyperphosphatemia and diarrhea, as of the data cut-off date of September 9, 2021. In December 2021, we initiated expansion cohorts at a continuous 70 mg once-daily, or QD, dose, and in January 2022, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to RLY-4008 for the treatment of cholangiocarcinoma, or CCA. In the first half of 2022, we conducted an end-of-Phase 1 meeting with the FDA to discuss next steps for the clinical development of RLY-4008. Based on discussions with the FDA, we have decided to move forward with a single-arm trial design for pan-FGFR, or FGFRi, treatment-naïve, FGFR2-fusion CCA at 70 mg QD to potentially support accelerated approval. In June 2022, we announced the anticipated registrational path for RLY-4008 in CCA and the interim clinical data with a data cut-off date of April 19, 2022 that was shared with the FDA to support that potential registrational path. In September 2022, we announced additional interim clinical data for RLY-4008 with a data cut-off date of August 1, 2022 that was presented at the European Society for Medical Oncology Congress 2022. This interim clinical data showed an interim overall response rate, or ORR, of 88% from the FGFRi treatment-naïve, FGFR2-fusion CCA patients treated at the pivotal dose of 70 mg QD and an interim ORR of 63% across all dose levels and schedules. In October 2022, the European Medicines Agency, or EMA, adopted a positive opinion on the orphan drug designation application for RLY-4008 for the treatment of biliary tract cancer.
•
RLY-2608. In December 2021, we dosed the first patient in a first-in-human clinical trial for RLY-2608, the first known allosteric, pan-mutant and isoform-selective phosphoinostide 3 kinase alpha, or PI3Kα, inhibitor in clinical development, or the ReDiscover Trial. In April 2022, we initiated the second arm of the dose escalation part of this trial, evaluating RLY-2608 in combination with fulvestrant for patients with HR+, HER2–, PI3Kα-mutated, locally advanced or metastatic breast cancer. RLY-2608 is the lead program of multiple efforts in our PI3Kα franchise to discover and develop mutant selective inhibitors of PI3Kα. In the fourth quarter of 2021, we announced preclinical data for RLY-2608, in which we observed that RLY-2608 preferentially bound to mutant PI3Kα at a novel allosteric site discovered by the Dynamo platform. The data also suggest that projected clinically relevant doses of RLY-2608 achieved tumor regression in PIK3CA mutant in vivo xenograft mouse models representing H1047R and E545K mutations with significantly reduced impact on glucose metabolism compared to non-mutant selective active site inhibitors. The data further suggest that in preclinical models, RLY-2608 combined with standard of care therapies resulted in regressions in ER+/HER2- breast cancer. In April 2023, we announced initial clinical data from the ReDiscover Trial with a data cut-off date of March 9, 2023 that was presented at the American Association for Cancer Research Annual Meeting 2023. The initial clinical data demonstrated that RLY-2608 achieved selective target engagement at multiple predicted efficacious doses with a favorable initial safety and tolerability profile. RLY-2608 has been generally well-tolerated in the 42 patients treated as of the data cut-off date. Among the 17 patients receiving doses at target exposures (400 mg twice-daily, or BID, dose in monotherapy, 600 mg BID dose in combination with fulvestrant and 800 mg BID dose in combination with fulvestrant), the observed adverse events were mostly low-grade events that were manageable and reversible with no observed Grade 3 hyperglycemia, diarrhea or rash, which are the adverse events most commonly associated with treatment discontinuation for existing investigational and approved therapies that inhibit PI3Kα. Early anti-tumor activity was seen across a range of doses and mutations, including a partial response in a breast cancer patient with twelve prior lines of therapy whose response was confirmed subsequent to the data cut-off date. The median treatment duration among the 27 patients with breast cancer was approximately four months with 70 percent (19/27) still on treatment as of the data cut-off date. To date, a maximum tolerated dose has not been reached and dose exploration is ongoing to determine the recommended dose(s) for the dose expansion cohorts.
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
•
RLY-5836. As a demonstration of our commitment to PI3Kα as a target, we have also developed a second preclinical molecule, RLY-5836, which is a selective and chemically distinct pan-mutant PI3Kα. Preclinical data suggest that projected clinically relevant doses of RLY-5836 were associated with tumor regression in PIK3CA mutant xenograft mouse models representing H1047R and E545K mutations, the same models evaluated with RLY-2608. We completed Investigational New Drug, or IND, enabling studies for RLY-5836 in 2022. In April 2023, we initiated our first-in-human clinical trial for RLY-5836 in patients with advanced solid tumors with a PI3Kα mutation.

While our initial focus is on precision oncology, we believe our Dynamo platform may also be broadly applied to other areas of precision medicine, such as genetic disease indications. In addition to the four lead product candidates described above, we have two discovery stage programs as part of our HR+/HER2- breast cancer franchise, including RLY-2139, a selective cyclin dependent kinase 2, or CDK2, inhibitor, and a rationally designed estrogen receptor alpha, or ERα, degrader. We also have five additional discovery stage programs across both precision oncology and genetic disease indications. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of our therapies.

We were incorporated in May 2015. We have devoted substantially all of our resources to developing our lead product candidates, developing our innovative computational and experimental approaches on protein motion, building our intellectual property portfolio, business planning, raising capital, and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of preferred stock, convertible debt, and proceeds from public offerings of our common stock. We have also received an aggregate of $105.0 million in connection with the Genentech Agreement through March 31, 2023.

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

On April 15, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, and on April 22, 2021, we acquired ZebiAI Therapeutics, Inc., or ZebiAI. Pursuant to the Merger Agreement, upfront consideration included (a) payment of approximately $20.0 million in cash and (b) issuance of 1,914,219 shares of our common stock at an aggregate fair value of $61.8 million, both transferred to ZebiAI’s former stockholders, option holders, and warrant holders, or the ZebiAI Holders, upon closing. In addition, (i) the ZebiAI Holders are eligible to receive up to $85.0 million in payments upon the achievement of certain platform or program milestones, payable in shares of our common stock, or the Contingent Milestone Payments, a portion of which was paid to the ZebiAI Holders in 2022, and (ii) we will pay 10% of payments we receive within three years of the closing date of the Merger Agreement from partnering, collaboration, or other agreements related to ZebiAI’s platform, up to an aggregate maximum amount of $100.0 million, payable in cash to the ZebiAI Holders.

In December 2020, we entered into the Genentech Agreement with Genentech for the development and commercialization of GDC-1971 (formerly known as RLY-1971). Under the terms of the Genentech Agreement, we received $75.0 million in an upfront payment in 2021, as well as $30.0 million in milestone payments from Genentech through March 31, 2023. We are eligible to receive an additional $5.0 million in near-term payments; and, if we do not opt into a U.S. profit/cost share, up to $685.0 million in additional development, commercialization and sales-based milestones for GDC-1971; and tiered royalties on annual global net sales (on a country-by-country basis), anticipated to be in the low-to-mid-teens, subject to reductions in certain circumstances. Additionally, we are eligible to receive additional royalties in the event of regulatory approval of GDC-1971 and Genentech’s compound, GDC-6036, that directly binds to and inhibits KRAS G12C, in combination. We have the right to opt-in to a 50/50 U.S. profit/cost share and, if we do opt into the U.S.

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

Inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as public health crises, global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section “Risk Factors” in this Quarterly Report. We do not believe that such factors had a material adverse impact on our results of operations during the three months ended March 31, 2023 and 2022.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $94.2 million and $62.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $1.2 billion. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate increasing operating losses for at least the next several years.

We anticipate that our expenses will increase substantially if and as we:

•
conduct our current and future clinical trials of RLY-4008, RLY-2608, and RLY-5836;
•
conduct additional preclinical research and development of RLY-2139, our CDK2 inhibitor, and ERα degrader programs and other early-stage programs;
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

We believe our cash, cash equivalents, and investments of $937.8 million as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Components of our Results of Operations

Revenue

To date, our revenue primarily consists of amounts related to the Genentech Agreement. We recognize our revenue as the performance obligations are satisfied under the Genentech Agreement.

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

Our lead product candidates, RLY-4008, RLY-2608, GDC-1971, and RLY-5836, are in clinical development. We also have two additional discovery stage programs as part of our HR+/HER2- breast cancer franchise, including RLY-2139, our CDK2 inhibitor, and a rationally designed ERα degrader. We also have five additional discovery stage programs across both precision oncology and genetic disease indications. Costs incurred for these programs include costs incurred to support our discovery research and translational science efforts up to the initiation of first-in-human clinical development. Platform research and other research and development activities include costs that are not specifically allocated to active product candidates, including facilities costs, depreciation expense and other costs. Employee related expenses include salary, wages, stock-based compensation, and other costs related to our personnel, which are not allocated to specific programs or activities.

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

The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•
the scope, rate of progress, expense, and results of our preclinical development activities, any future clinical trials of RLY-4008, RLY-2608, RLY-5836, or other product candidates and other research and development activities that we may conduct;
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
•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from the lingering effects of the COVID-19 pandemic or a similar public health crisis or the changing political conditions, such as the ongoing conflict between Russia and Ukraine and related global economic sanctions;
•
the expense of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights; and
•
maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue to conduct clinical trials of RLY-4008, RLY-2608, and RLY-5836, as well as identify and develop additional product candidates.

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

We expect that our general and administrative expenses will increase in the future, as we increase our general and administrative personnel headcount to support personnel in research and development and to support our operations, generally, and as we increase our research and development activities and activities related to the potential commercialization of our product candidates.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022
	(in thousands)
License and other revenue	$226	$419	$(193)
Operating expenses:
Research and development expenses	$82,827	$51,667	$31,160
Change in fair value of contingent consideration liability	(1,003)	(4,595)	3,592
General and administrative expenses	19,579	16,068	3,511
Total operating expenses	101,403	63,140	38,263
Loss from operations	(101,177)	(62,721)	(38,456)
Other income, net	6,938	675	6,263
Net loss	$(94,239)	$(62,046)	$(32,193)

Revenue

We recognized revenue of approximately $0.2 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of $0.2 million was primarily due to the decrease in research and development services provided under the Genentech Agreement, as we are nearing completion of the Phase 1a clinical trial of RLY-1971.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022
	(in thousands)
External costs for programs in clinical trials	$25,043	$8,716	$16,327
External costs for platform technologies and preclinical programs	20,769	17,421	3,348
Employee related expenses	30,451	21,083	9,368
Other expenses	6,564	4,447	2,117
Total research and development expenses	$82,827	$51,667	$31,160

Research and development expenses were $82.8 million for the three months ended March 31, 2023 compared to $51.7 million for the three months ended March 31, 2022. The increase of $31.2 million was due to $16.3 million of additional external costs in connection with the ongoing enrollment of our clinical trials for RLY-4008 and RLY-2608, $9.4 million of additional employee related costs from increased headcount, including an increase in stock-based compensation expense of $4.5 million, $3.3 million of additional external costs for platform technologies and preclinical programs, and $2.1 million of other expenses, primarily for facility expenses associated with additional lab space.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability for milestones under the Merger Agreement with ZebiAI was a decrease of $1.0 million for the three months ended March 31, 2023 compared to a decrease of $4.6 million for the three months ended March 31, 2022. The fluctuation of $3.6 million was primarily attributable to changes in the assumptions underlying the fair value measurement between periods, which we expect to continue in future periods.

General and Administrative Expenses

General and administrative expenses were $19.6 million for the three months ended March 31, 2023 compared to $16.1 million for the three months ended March 31, 2022. The increase of $3.5 million was primarily due to $3.9 million of additional employee related costs due to increased headcount, including an increase in stock-based compensation expense of $3.6 million, offset by individually insignificant fluctuations in other general and administrative expenses.

Other Income, Net

Other income, net, was $6.9 million for the three months ended March 31, 2023 compared to $0.7 million for the three months ended March 31, 2022. The increase of $6.2 million was primarily a result of changes in interest rates.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have principally financed our operations through private placements of preferred stock, convertible debt and proceeds from public offerings of our common stock. In July 2020, we closed our initial public offering and issued 23,000,000 shares of common stock for proceeds of $425.3 million, which was net of $34.7 million in underwriting discounts and commissions, as well as other offering expenses. Prior to our initial public offering, we received gross proceeds of $520.0 million from sales of preferred stock and issuance of convertible debt. We received an upfront payment of $75.0 million from Genentech pursuant to the Genentech Agreement in January 2021, as well as $30.0 million in milestone payments through March 31, 2023. As of March 31, 2023, we had cash, cash equivalents, and investments of $937.8 million.

In August 2021, we filed a universal shelf registration statement on Form S-3ASR with the SEC, or the 2021 Shelf, to register for sale an amount of our common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective upon filing with the SEC (File No. 333-258768).

In August 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of our common stock sold under the Sales Agreement as of March 31, 2023.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(67,130)	$(49,173)
Cash provided by (used in) investing activities	75,314	(112,384)
Cash provided by financing activities	1,297	883
Net increase (decrease) in cash, cash equivalents, and restricted cash	$9,481	$(160,674)

Operating Activities

During the three months ended March 31, 2023, we used $67.1 million of cash on operating activities, primarily resulting from our net loss of $94.2 million, offset by non-cash charges of $19.7 million and cash provided by changes in our operating assets and liabilities of $7.4 million.

During the three months ended March 31, 2022, we used $49.2 million on operating activities, primarily resulting from our net loss of $62.0 million, offset by non-cash charges of $10.5 million and cash provided by changes in our operating assets and liabilities of $2.4 million.

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was $75.3 million, primarily consisting of $77.2 million in proceeds from net maturities of investments, offset by $1.9 million for the acquisition of property and equipment.

During the three months ended March 31, 2022, we used $112.4 million of cash on investing activities, primarily consisting of $109.6 million in net purchases of investments and $2.8 million for the acquisition of property and equipment.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $1.3 million, consisting of $1.3 million in proceeds from the exercise of stock options.

During the three months ended March 31, 2022, net cash provided by financing activities was $0.9 million, primarily consisting of $0.9 million in proceeds from the exercise of stock options.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to RLY-4008, RLY-2608, and RLY-5836 and the ongoing preclinical development activities of our other programs. In addition, we continue to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially as discussed in more detail in “— Overview” above.

As of March 31, 2023, we had cash, cash equivalents, and investments of $937.8 million. We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the development of RLY-4008, RLY-2608, RLY-5836, and our other product candidates and programs, and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors, resulting from public health epidemics or outbreaks of infectious disease, such as COVID-19, or changing political conditions, such as the ongoing conflict between Russia and Ukraine and related global economic sanctions;
•
the scope, progress, results, and costs of our current and future clinical trials of RLY-4008, RLY-2608, and RLY-5836 and additional preclinical research of our other programs;
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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments during the three months ended March 31, 2023. For more information on our contractual obligations and commitments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as Note 9, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023, the notes to our audited financial statements appearing in our Annual Report on Form 10-K, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through March 31, 2023 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued that the Company adopts as of the specified effective date. The Company does not believe that the adoption of any recently issued standards have or may have a material impact on its condensed consolidated financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of March 31, 2023, our cash equivalents consisted of money market funds. As of March 31, 2023, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes in federal interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2023, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of March 31, 2023, we had no debt outstanding and, therefore, are not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates), but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the three months ended March 31, 2023 and 2022. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have four product candidates, RLY-4008, RLY-2608, GDC-1971 (formerly known as RLY-1971), and RLY-5836, in clinical development. We may not be able to file INDs for any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays or delays with IND-enabling studies. Moreover, we cannot be sure that once we have submitted an IND, the FDA will allow further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. The FDA or other regulatory authorities may impose a clinical hold before or after a trial begins for a number of reasons outlined in FDA regulations, including if the FDA believes the study drug raises a significant risk of illness or injury. If the FDA imposes a clinical hold, trials may not commence or recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, the submission of an IND does not mean the FDA will allow clinical trials to begin and, if and when clinical trials do commence under an active IND, issues may arise that require suspension or termination of such trials. Further, commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. Regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, to the EMA for each product candidate and, consequently, the ultimate approval and commercial marketing of each product candidate. Our RLY-4008, RLY-2608, and RLY-5836 first-in-human clinical trials are ongoing, but we do not know whether any of our future clinical trials will begin on time or be completed on schedule, if at all.

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

Our product development costs will also increase if we experience delays in preclinical studies, clinical trials or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. Any delays in our preclinical or current or future clinical development programs may harm our business, financial condition and prospects significantly.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we will be deploying our drug discovery platform across a broad target space, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Furthermore, our ability to enroll patients may be delayed by unanticipated developments in connection with the COVID-19 pandemic, including increased severity or additional variant outbreaks thereof, which are highly uncertain, and we cannot predict the extent and scope of such delays at this point.

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
•
the proximity and availability of clinical trial sites for prospective patients; and
•
factors we may not be able to control that may limit patients, principal investigators or staff or clinical site availability, such as uncertain geopolitical conditions or current or future pandemics (e.g., COVID-19 or complications due to the ongoing conflict between Russia and Ukraine).

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

We may also evaluate our current product candidates or any other future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities. We will not be able to market and sell any of our product candidates we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. Pursuant to the Genentech Agreement, Genentech will assume the development of GDC-1971, including developing GDC-1971 in combination with Genentech’s KRAS G12C program and in combination with atezolizumab, its PD-L1 antibody. See “Business – Our Collaborations – Key License Agreements and Strategic Collaborations – Collaboration and License Agreement with Genentech.” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.

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

We are continuing to enroll patients in the ReDiscover Trial, our first-in-human clinical trial for RLY-2608, the first known allosteric, pan-mutant and isoform-selective PI3Kα inhibitor in clinical development, including the second arm of the dose escalation part of this trial, which was initiated in April 2022 to evaluate RLY-2608 in combination with fulvestrant for patients with HR+, HER2–, PI3Kα-mutated, locally advanced or metastatic breast cancer. In April 2023, we announced initial clinical data from the ReDiscover Trial at the American Association for Cancer Research Annual Meeting. In April 2023, we initiated a first-in-human trial of RLY-5836, our second investigational allosteric, pan-mutant, isoform-selective PI3Kα inhibitor, which is chemically distinct from RLY-2608. We believe RLY-2608 and RLY-5836 have the potential to address more than 100,000 patients per year in the United States, one of the largest patient populations for a precision oncology medicine.

Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with RLY-4008, RLY-2608, GDC-1971, or RLY-5836, or our other product candidates, are based on estimates.

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

We rely on third parties to conduct our ongoing clinical trials of RLY-4008, RLY-2608, and RLY-5836 and expect to rely on third parties to conduct future clinical trials, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

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

Although we designed our first-in-human clinical trials of RLY-4008, RLY-2608, GDC-1971, and RLY-5836, and intend to design the future clinical trials for the product candidates that we develop, we expect that CROs will conduct all of our clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Our product candidates and any products that we may develop may compete with other product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Due to capacity constraints at cGMP manufacturers stemming from the COVID-19 pandemic, we have been required to forecast the amount of clinical trial supply needed for our clinical trials further in advance than had typically been required, and there is limited flexibility to adjust our manufacturing needs as our clinical trials progress, which may lead to added costs or delays in our clinical trials.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We are also unable to predict how the lingering impact of the COVID-19 pandemic or the current conflict between Russia and Ukraine may affect our third-party manufacturers, including any potential disruptions to our global supply chain. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers, which we may not be able to do on reasonable terms, if at all, or manufacture the materials ourselves, for which we may not have the capabilities or resources. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original contract manufacturing organization, or CMO, and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. Changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. We may incur added costs and delays in identifying and qualifying any such replacement. Furthermore, a CMO may possess technology related to the manufacture of our product candidates that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates.

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

The active pharmaceutical ingredients, or API, drug product and starting materials used in our product candidates are supplied to us primarily from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug product and starting materials for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We do not currently have arrangements in place for a redundant or second-source supply of any such API, drug product or starting materials in the event any of our current suppliers of such API, drug product or starting materials ceases its operations for any reason. If any of our third-party suppliers or manufacturers ceases its operations for any reason or is unable or unwilling to supply API, drug product or starting material in sufficient quantities, on the timelines necessary, or at acceptable prices, to meet our needs, it could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects. We are also unable to predict how changing global economic or political conditions, such as the ongoing conflict between Russia and Ukraine and related global economic sanctions, or potential global health concerns, such as the COVID-19 pandemic, will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $94.2 million and $62.0 million for the three months ended March 31, 2023 and 2022, respectively. We had an accumulated deficit of $1.2 billion as of March 31, 2023. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our Dynamo drug discovery platform and initial product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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
•
the changing and volatile U.S. and global economic environments, including as a result of the COVID-19 pandemic, or unstable political conditions, such as the current conflict between Russia and Ukraine; and
•
future accounting pronouncements or changes in our accounting policies.

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
•
take precautionary measures to help minimize the risk of any future pandemics or outbreaks similar to COVID-19 to our employees; and
•
maintain a continued acceptable safety profile of the product candidates following approval.

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

The development of pharmaceutical products is capital-intensive. We are continuing our clinical trials of our lead product candidates, RLY-4008, RLY-2608, and RLY-5836, and advancing our other product candidates through preclinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or fail to do so on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents and investments will be sufficient to fund our operations through at least the next 12 months. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors, resulting from a public health crisis such as COVID-19 or changing political conditions, such as the ongoing conflict between Russia and Ukraine and related global economic sanctions;
•
the scope, progress, results and costs of our current and future clinical trials of RLY-4008, RLY-2608, and RLY-5836, and additional preclinical research of our other programs;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect their rights as a common stockholder. We may offer and sell up to an aggregate amount of $300.0 million of our common stock from time to time in “at the market” offerings pursuant to the sales agreement, or the Sales Agreement, with Cowen and Company, LLC, subject to the limitations thereof. As of March 31, 2023, no shares of common stock have been sold under the Sales Agreement. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Risks Related to Public Health Matters and the Global Economy

Any future pandemic, epidemic, or outbreak of an infectious disease similar to the COVID-19 pandemic could affect our business and our financial results and could cause disruption to the development of our product candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The extent to which the COVID-19 pandemic may affect our operations or those of our third-party partners, including our preclinical or other nonclinical studies or clinical trial operations, will depend on future developments, which remain uncertain and cannot be predicted with confidence. A public health crisis similar to the COVID-19 pandemic could adversely impact our preclinical, other nonclinical or clinical trial operations in the United States, and we may experience delays in initiating, or fail to initiate, IND-enabling studies, recruiting and retaining patients, principal investigators and site staff for our clinical trials, dosing of patients in our clinical trials as well as in activating new trial sites, and protocol deviations. The negative impact of any such public health crisis on patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Any unforeseen disruptions arising from a public health crisis, including potential shutdowns or disruptions of businesses and government agencies, such as the SEC or FDA, could have a material adverse effect on our business and our results of operation and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates.

Global economic and political conditions, including economic uncertainty stemming from credit and financial market instability, as well as political uncertainty relating to Russia and Ukraine, are difficult to mitigate and could pose challenges to our growth and profitability and could adversely affect our business, financial condition or results of operations.

Unstable market and economic conditions may have adverse consequences on our business, financial condition or results of operations. The global economy, in particular the credit and financial markets, has recently experienced significant volatility and disruptions, including diminished liquidity and credit availability, volatility in commodity prices, declines in consumer confidence and economic growth, and supply chain interruptions. Other factors, including rising interest rates and record inflation, may also increase the general cost of doing business. More recently, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC, created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur.

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

Pursuant to the Genentech Agreement, we have granted an exclusive, worldwide, royalty-bearing license to Genentech, with the right to sublicense, develop and commercialize GDC-1971 and any other SHP2 inhibitors developed under the Genentech Agreement. Genentech has the first right, but not the obligation, to file, prosecute and maintain any patents licensed to it, as well as to enforce infringement of or defend claims against such patents that relate to GDC-1971 or other SHP2 inhibitors. See “Risks Related to Our Reliance on Third Parties— We have and may enter into other collaborations with third parties for the research, development, manufacture and commercialization of one or more of our programs or product candidates. If these collaborations are not successful, our business could be adversely affected.” for a discussion of risks related to the protection of our intellectual property rights under our collaborations.

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

The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our pending patent applications will issue, or that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect our lead product candidates under clinical development, RLY-4008, RLY-2608, GDC-1971, RLY-5836, or our other product candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned patent portfolio and any patent portfolio we may license in the future may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates, including generic versions of such products.

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

Risks Related to Government Regulation

Risks Related to Regulatory Approval

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, and our product candidates, if approved, could be subject to post-market study requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered following approval, which may result in significant additional expense.

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
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the Affordable Care Act, require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed healthcare practitioners and teaching hospitals, as well as ownership and investment interests of such physicians and their immediate family members;
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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the United States pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Since then, the ACA risk adjustment program payment parameters have been updated annually.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. The Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2032. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. The American Taxpayer Relief Act of 2012 among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the U.S. Department of Health and Human Services, or HHS, rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our current or future product candidates or additional pricing pressures. In particular, any policy changes through CMS as well as local state Medicaid programs could have a significant impact on our business in light of the higher proportion of SCD patients that utilize Medicare and Medicaid programs to pay for treatments. Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of March 31, 2023, we had 328 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Given our limited operating history, we are still in the process of implementing our internal information technology security measures. Due to the size and complexity and the increasing amounts of confidential information that are maintained, our internal information technology systems and infrastructure and those of our third-party CROs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage, compromise or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as cyber-attacks or security compromises, incidents, or breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants and/or third parties with whom we do business, or from cyber-attacks or security compromises, incidents, or breaches by malicious third parties (including the deployment of harmful malware, ransomware, digital extortion, denial-of-service attacks, supply chain attacks, social engineering and business email compromises, and other means to affect service reliability and threaten the confidentiality, integrity, availability, and security of systems, infrastructure or information), which may compromise our systems and infrastructure or those of our partners, third-party CROs, vendors, contractors, consultants and/or third parties with whom we do business, or lead to data leakage or compromise. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, similar events relating to the information technology systems of our third-party collaborators who we rely on for the manufacture of our product candidates and to conduct clinical trials could also have a material adverse effect on our business.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, insider threats, foreign governments, and cyber terrorists, has generally increased as the frequency, persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased, including potentially in connection with the ongoing conflict between Russia and Ukraine. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including insider threats and outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. In addition, changes in how our employees work and access our systems, which began during the COVID-19 pandemic and continues today, when part of our workforce is working remotely, could also lead to opportunities for bad actors to launch cyber-attacks or for employees to cause inadvertent or intentional security risks or incidents. The prevalent use of mobile devices also increases the risk of data security incidents.

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

While we have not directly experienced any material system failure, accident or security breach to date, we cannot guarantee that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, or breaches in or compromises of our systems or those of third-party CROs, vendors, contractors, consultants and/or third parties with whom we do business. For example, in March 2023, we were notified that a third-party CMO with whom we collaborate had been subject to a ransomware attack. Based on information available to date, we do not believe the third-party CMO ransomware event has a material impact on our business. While we maintain liability insurance at levels that we believe are appropriate for our business, we cannot assure our investors that it will be sufficient in type or amount to cover us against all claims related to security compromises or breaches, cyberattacks and other related breaches. To the extent that any disruption or security compromises, incident, or breach were to result in a loss of, or damage to, our systems, infrastructure, data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, the further development and commercialization of our product candidates or any future product candidates could be hindered or delayed, we could be required to expend significant amounts of money and other resources to repair, remediate, or replace our information systems or networks, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. Furthermore, any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security compromises or breaches that result in the unauthorized access, use, acquisition, disclosure, release or transfer of confidential or sensitive information, including physician data, patient data, or any personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and other security compromises and breaches can be difficult to detect, and any delay in identifying or remediating them may lead to increased harm. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents or compromises, including security breaches.

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

Our current operations are located in Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, global conflicts such as the ongoing conflict between Russia and Ukraine, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the facilities of our third-party contract manufacturers or CROs, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations.

Natural disasters or pandemics such as the COVID-19 pandemic could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the facilities of our third-party contract manufacturers or CROs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities or the facilities of our third-party contract manufacturers or CROs are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $10.85 to an intraday high of $64.37 through April 28, 2023. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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

As of March 31, 2023, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 54.8% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

3.1

Fourth Amended and Restated Certificate of Incorporation of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K (File No. 001-39385) filed on February 23, 2023).

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

RELAY THERAPEUTICS, INC.

Date: May 4, 2023	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)