Form 10-Q
period 2023-06-30
Relay Therapeutics, Inc.
filed 2023-08-08
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 122,133,716 shares of common stock, $0.001 par value per share, outstanding.

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

•
Global economic and political conditions, including the economic uncertainty tied to interest rates, credit, and financial market instability, as well as political uncertainty relating to Russia and Ukraine, are difficult to mitigate and could pose challenges to our growth and profitability and could adversely affect our business, financial condition or results of operations.
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
•
general economic and market conditions, including, among others, inflation, interest rates, tax rates economic uncertainty, the actual or perceived failure or financial difficulties of additional financial institutions and economic and trade sanctions, including their effect on our results of operations; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

In some cases, you can identify forward-looking statements by terminology such as “may,” “can,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “forecasts,” “goal,” “likely,” “predicts,” “potential,” “projects,” “will,” “might,” “could,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed above under “Summary of the Material Risks Associated with Our Business,” those listed below under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission, or the SEC, as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$145,902	$151,794
Investments	725,671	847,123
Accounts receivable	78	306
Contract asset	—	4,913
Prepaid expenses	9,306	12,110
Other current assets	3,392	3,259
Total current assets	884,349	1,019,505
Property and equipment, net	11,749	11,634
Operating lease assets	60,911	63,754
Restricted cash	2,707	2,578
Intangible asset	2,300	2,300
Total assets	$962,016	$1,099,771
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,778	$10,578
Accrued expenses	26,910	22,703
Operating lease liabilities	4,610	4,276
Deferred revenue	15	—
Other current liabilities	25,263	26,152
Total current liabilities	71,576	63,709
Operating lease liabilities, net of current portion	51,098	53,466
Contingent consideration liability	29,223	32,378
Total liabilities	151,897	149,553
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of June 30, 2023, and December 31, 2022; 121,944,876 and 121,112,234 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	122	121
Additional paid-in capital	2,067,431	2,019,126
Accumulated other comprehensive loss	(6,081)	(10,420)
Accumulated deficit	(1,251,353)	(1,058,609)
Total stockholders’ equity	810,119	950,218
Total liabilities and stockholders’ equity	$962,016	$1,099,771

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
License and other revenue	$119	$365	$345	$784
Total revenue	119	365	345	784
Operating expenses:
Research and development expenses	$88,201	$60,511	$171,028	$112,178
Change in fair value of contingent consideration liability	(2,152)	200	(3,155)	(4,395)
General and administrative expenses	20,120	17,465	39,699	33,533
Total operating expenses	106,169	78,176	207,572	141,316
Loss from operations	(106,050)	(77,811)	(207,227)	(140,532)
Other income:
Interest income	7,559	1,005	14,500	1,701
Other (expense) income	(14)	18	(17)	(3)
Total other income, net	7,545	1,023	14,483	1,698
Net loss	$(98,505)	$(76,788)	$(192,744)	$(138,834)
Net loss per share, basic and diluted	$(0.81)	$(0.71)	$(1.59)	$(1.28)
Weighted average shares of common stock, basic and diluted	121,680,844	108,644,329	121,501,849	108,469,760
Other comprehensive loss:
Unrealized holding (loss) gain	(279)	(2,688)	4,339	(10,818)
Total other comprehensive (loss) gain	(279)	(2,688)	4,339	(10,818)
Total comprehensive loss	$(98,784)	$(79,476)	$(188,405)	$(149,652)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2022	121,112,234	$121	$2,019,126	$(10,420)	$(1,058,609)	$950,218
Issuance of common stock upon exercise of stock options	255,918	—	1,297	—	—	1,297
Vesting of restricted stock units	108,506	—	—	—	—	—
Stock compensation expense	—	—	21,518	—	—	21,518
Unrealized gain on investments	—	—	—	4,618	—	4,618
Net loss	—	—	—	—	(94,239)	(94,239)
Balances at March 31, 2023	121,476,658	$121	$2,041,941	$(5,802)	$(1,152,848)	$883,412
Issuance of common stock upon exercise of stock options	96,605	1	452	—	—	453
Issuance of common stock under ESPP	152,369	—	1,627	—	—	1,627
Vesting of restricted stock units	219,244	—	—	—	—	—
Stock compensation expense	—	—	23,411	—	—	23,411
Unrealized loss on investments	—	—	—	(279)	—	(279)
Net loss	—	—	—	—	(98,505)	(98,505)
Balances at June 30, 2023	121,944,876	$122	$2,067,431	$(6,081)	$(1,251,353)	$810,119

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2021	108,210,318	$109	$1,666,887	$(1,088)	$(768,100)	$897,808
Issuance of common stock upon exercise of stock options	195,799	—	883	—	—	883
Vesting of restricted stock units	27,233	—	—	—	—	—
Stock compensation expense	—	—	13,455	—	—	13,455
Unrealized loss on investments	—	—	—	(8,130)	—	(8,130)
Net loss	—	—	—	—	(62,046)	(62,046)
Balances at March 31, 2022	108,433,350	$109	$1,681,225	$(9,218)	$(830,146)	$841,970
Issuance of common stock upon exercise of stock options	182,113	—	859	—	—	859
Issuance of common stock under ESPP	79,859	—	1,137	—	—	1,137
Vesting of restricted stock units	115,156	—	—	—	—	—
Stock compensation expense	—	—	15,147	—	—	15,147
Unrealized loss on investments	—	—	—	(2,688)	—	(2,688)
Net loss	—	—	—	—	(76,788)	(76,788)
Balances at June 30, 2022	108,810,478	$109	$1,698,368	$(11,906)	$(906,934)	$779,637

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(192,744)	$(138,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	44,929	28,602
Depreciation expense	2,531	1,931
Net amortization of premiums and discounts on investments	(4,218)	1,227
Change in fair value of contingent consideration liability	(3,155)	(4,395)
Changes in assets and liabilities:
Accounts receivable	228	115
Contract asset	4,913	(227)
Prepaid expenses and other current assets	2,671	478
Operating lease assets and liabilities, net	809	73
Accounts payable	4,202	(4,611)
Accrued expenses and other liabilities	4,088	9,540
Deferred revenue	15	(165)
Net cash used in operating activities	(135,731)	(106,266)
Cash flows from investing activities:
Purchases of property and equipment	(3,418)	(4,651)
Purchases of investments	(163,975)	(151,945)
Proceeds from maturities of investments	293,984	87,600
Net cash provided by (used in) investing activities	126,591	(68,996)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1,750	1,742
Proceeds from issuance of common stock under ESPP	1,627	1,137
Net cash provided by financing activities	3,377	2,879
Net decrease in cash, cash equivalents, and restricted cash	(5,763)	(172,383)
Cash, cash equivalents, and restricted cash at beginning of period	154,372	282,697
Cash, cash equivalents, and restricted cash at end of period	$148,609	$110,314
Supplemental disclosure of non-cash activities:
Periodic change to additions of property and equipment in accounts payable and accrued expenses	$(772)	$669

Reconciliation of Cash, Cash Equivalents, and Restricted Cash from Balance Sheets to Statement of Cash Flows

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash and cash equivalents	$145,902	$107,736
Restricted cash	2,707	2,578
Cash, cash equivalents, and restricted cash per statements of cash flows	$148,609	$110,314

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

The Company has incurred net operating losses since inception and had an accumulated deficit of $1.3 billion as of June 30, 2023. The Company expects that its existing cash, cash equivalents, and investments as of June 30, 2023 will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2023, the condensed consolidated results of its operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The condensed consolidated financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are unaudited. The condensed consolidated results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

Stock Compensation

During the six months ended June 30, 2023, the Company granted stock options and restricted stock units (“RSUs”) to certain employees, with vesting over specified periods of continued service and contingent upon achievement of certain market conditions. The Company measured the fair value of such awards on the grant date using a Monte Carlo Simulation, incorporating various option pricing inputs. In connection therewith, compensation expense for such awards is being recognized under the accelerated attribution method over the requisite service period, regardless of whether the market conditions have been achieved. The Company recognizes the impact of forfeitures from market-based awards on compensation expense as they occur.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2023:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$113,936	$—	$—	$113,936
U.S. treasury bills	—	9,979	—	9,979
Total cash equivalents	113,936	9,979	—	123,915
Investments:
U.S. treasury bills	—	378,391	—	378,391
U.S. agency securities	—	347,280	—	347,280
Total investments	—	725,671	—	725,671
Total assets	$113,936	$735,650	$—	$849,586
Liabilities
Contingent Milestone Payments	$—	$—	$24,223	$24,223
Total liabilities	$—	$—	$24,223	$24,223

	Fair Value Measurements as of December 31, 2022:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$118,446	$—	$—	$118,446
U.S. treasury bills	—	9,950	—	9,950
Total cash equivalents	118,446	9,950	—	128,396
Investments:
U.S. treasury bills	—	466,603	—	466,603
U.S. agency securities	—	380,520	—	380,520
Total investments	—	847,123	—	847,123
Total assets	$118,446	$857,073	$—	$975,519
Liabilities
Contingent Milestone Payments	$—	$—	$27,378	$27,378
Total liabilities	$—	$—	$27,378	$27,378

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

The following table reconciles the change in the contingent consideration liability:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Balance at beginning of period	$31,375	$45,663	$32,378	$50,258
Change in fair value of Contingent Milestone Payments	(2,152)	200	(3,155)	(4,395)
	$29,223	$45,863	$29,223	$45,863

The “Change in fair value of Contingent Milestone Payments” in the table above was attributable to changes in the assumptions noted above during the periods specified.

The outstanding Contingent Milestone Payments are payable in shares of common stock based on a fixed amount assigned to each milestone and the average closing price of the Company’s common stock for the 5-day period prior to the milestone achievement. Accordingly, the number of shares of common stock to be issued upon a milestone achievement varies dependent on the Company’s common stock price. If the outstanding milestones were achieved in full on June 30, 2023, the number of shares of common stock to be issued would have been 5,718,696 based on an average closing price of the Company's common stock of $12.63 for the 5-day period prior to June 30, 2023.

4. Investments

The fair value of available-for-sale investments by type of security was as follows:

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$238,934	$—	$(2,343)	$236,591
U.S. agency securities	340,204	—	(2,586)	337,618
Total investments with a maturity of one year or less	579,138	—	(4,929)	574,209

U.S. treasury bills	142,850	—	(1,050)	141,800
U.S. agency securities	9,764	—	(102)	9,662
Total investments with a maturity of one to two years	152,614	—	(1,152)	151,462
Total investments	$731,752	$—	$(6,081)	$725,671

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$356,728	$9	$(5,523)	$351,214
U.S. agency securities	236,483	49	(3,104)	233,428
Total investments with a maturity of one year or less	593,211	58	(8,627)	584,642

U.S. treasury bills	116,290	14	(915)	115,389
U.S. agency securities	148,042	36	(986)	147,092
Total investments with a maturity of one to two years	264,332	50	(1,901)	262,481
Total investments	$857,543	$108	$(10,528)	$847,123

The following tables summarize the Company's available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$225,573	$(1,528)	$152,818	$(1,864)	$378,391	$(3,392)
U.S. agency securities	258,424	(1,213)	88,856	(1,476)	347,280	(2,689)
Total	$483,997	$(2,741)	$241,674	$(3,340)	$725,671	$(6,081)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$143,089	$(1,860)	$275,445	$(4,578)	$418,534	$(6,438)
U.S. agency securities	190,468	(1,649)	97,305	(2,441)	287,773	(4,090)
Total	$333,557	$(3,509)	$372,750	$(7,019)	$706,307	$(10,528)

As summarized in the tables immediately above, the Company held 142 and 126 debt securities that were in an unrealized loss position as of June 30, 2023 and December 31, 2022, respectively. The unrealized losses at June 30, 2023 and December 31, 2022 were attributable to changes in interest rates and the unrealized losses do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

5. Common Stock

Each share of common stock entitles the stockholder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of June 30, 2023, no dividends had been declared.

At-the-Market Offering

In August 2021, the Company entered into a sales agreement, (the “Sales Agreement”), with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Cowen, as the Company’s sales agent. The Company agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of common stock sold under the Sales Agreement through June 30, 2023.

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

6. Stock Compensation

Stock compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Research and development expenses	$13,118	$8,139	$24,713	$15,249
General and administrative expenses	10,293	7,008	20,216	13,353
	$23,411	$15,147	$44,929	$28,602

Market-Based Awards

During the six months ended June 30, 2023, the Company granted 1,512,820 stock options and 405,770 RSUs to certain employees, with vesting over specified periods of continued service and contingent upon achievement of certain market conditions. The Company measured the fair value of such awards on the grant date using a Monte Carlo Simulation, incorporating various option pricing inputs, including (a) estimated expected term from grant through exercise, or 6.5 years, (b) risk-free interest rate, or 3.5%, (c) historical volatility, or 75.0%, and (d) dividend yield, or 0.0%. Ultimately, the fair value of the market-based awards was estimated as $12.53 per share for the options and $16.11 per share for the RSUs, yielding a total of $25.5 million. The total compensation expense, or $25.5 million, is being recognized under the accelerated attribution method over the requisite service period of 3.0 years, regardless of whether the market conditions have been achieved. The impact of forfeitures, if any, will be recognized upon occurrence.

As of June 30, 2023, the total unrecognized compensation related to unvested market-based awards granted was $15.5 million, which the Company expects to recognize over a period of 2.6 years.

7. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Net loss	$(98,505)	$(76,788)	$(192,744)	$(138,834)
Net loss per share, basic and diluted	$(0.81)	$(0.71)	$(1.59)	$(1.28)
Weighted average shares of common stock, basic and diluted	121,680,844	108,644,329	121,501,849	108,469,760

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the three and six months ended June 30, 2023 and 2022, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.

	Three and Six Months Ended June 30,
	2023	2022
Options to purchase common stock	15,919,958	11,526,322
Unvested restricted stock units	3,898,965	1,681,891
	19,818,923	13,208,213

8. Collaboration and License Agreement with Genentech, Inc.

In December 2020, the Company and Genentech, Inc. (“Genentech”) entered into the Collaboration and License Agreement (“Genentech Agreement”). During the three and six months ended June 30, 2023 and 2022, there were no material changes to the Genentech Agreement. Accordingly, there were no changes to the Company’s accounting treatment thereon through June 30, 2023.

During the three months ended June 30, 2023 and 2022, the Company recognized $0.1 million and $0.3 million of revenue, respectively, from the Genentech Agreement.

During the six months ended June 30, 2023 and 2022, the Company recognized $0.3 million and $0.5 million of revenue, respectively, from the Genentech Agreement.

As of December 31, 2022, the Company recorded a contract asset of $4.9 million, which was classified as a current asset on the condensed consolidated balance sheet. The contract asset related to the amount of revenue recognized for which the right to payment was contingent upon conditions other than the passage of time, such as the completion of future milestone activities. During the three months ended June 30, 2023, such conditions were satisfied and $5.0 million was paid in cash to the Company, at which point the contract asset was eliminated. As of June 30, 2023, less than $0.1 million from such payment was recorded as deferred revenue within current liabilities on the condensed consolidated balance sheet.

As of June 30, 2023 and December 31, 2022, the Company recorded an other liability of $25.0 million, representing the amount of certain development milestones achieved as of such dates under the Genentech Agreement. The amounts have been excluded from the transaction price at both June 30, 2023 and December 31, 2022 and, therefore, excluded from amounts recognized as revenue to date, since they are subject to repayment to Genentech if the Company exercises its option to participate in the Profit/Cost Share under the Genentech Agreement.

9. Commitments and Contingencies

Intellectual Property License

In August 2016, the Company and D.E. Shaw Research, LLC (“D.E. Shaw Research”) entered into the Collaboration and License Agreement, which was most recently amended in 2023 (“DESRES Agreement”). During the three and six months ended June 30, 2023 and 2022, there were no material changes to the DESRES Agreement. Accordingly, there were no changes to the Company’s accounting treatment thereon through June 30, 2023.

The Company assessed the milestones under the DESRES Agreement at June 30, 2023 and December 31, 2022, concluding no such milestone payments were due.

During the three months ended June 30, 2023 and 2022, the Company recorded research and development expenses of $2.4 million and $2.3 million, respectively, under the DESRES Agreement.

During the six months ended June 30, 2023 and 2022, the Company recorded research and development expenses of $4.8 million and $4.7 million, respectively, under the DESRES Agreement.

As of June 30, 2023 and December 31, 2022, the Company had accrued expense and accounts payable balances of $0.1 million and $0, respectively, for D.E. Shaw Research on its condensed consolidated balance sheets.

As of June 30, 2023 and December 31, 2022, the Company had prepaid balances of $0.2 million and $4.9 million, respectively, for D.E. Shaw Research on its condensed consolidated balance sheets.

Other Arrangements

The Company has certain other research and license arrangements and other collaborations with third parties, which provide the Company with specified research and/or development services.

10. Subsequent Events

In preparing the consolidated interim financial statements as of June 30, 2023 and for the three month period then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements.

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

•
RLY-4008. In the third quarter of 2020, we initiated a first-in-human clinical trial for RLY-4008, a potent, selective and oral small molecule inhibitor of fibroblast growth factor receptor 2, or FGFR2, for patients with advanced or metastatic FGFR2-altered solid tumors. In October 2021, we announced initial clinical data from this trial, which suggested robust inhibition of FGFR2 in the first 49 subjects that was not observed to be limited by off-target toxicities, including hyperphosphatemia and diarrhea, as of the data cut-off date of September 9, 2021. In December 2021, we initiated expansion cohorts at a continuous 70 mg once-daily, or QD, dose, and in January 2022, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to RLY-4008 for the treatment of cholangiocarcinoma, or CCA. In the first half of 2022, we conducted an end-of-Phase 1 meeting with the FDA to discuss next steps for the clinical development of RLY-4008. Based on discussions with the FDA, we have decided to move forward with a single-arm trial design for pan-FGFR, or FGFRi, treatment-naïve, FGFR2-fusion CCA at 70 mg QD to potentially support accelerated approval. In June 2022, we announced the anticipated registrational path for RLY-4008 in CCA and the interim clinical data with a data cut-off date of April 19, 2022 that was shared with the FDA to support that potential registrational path. In September 2022, we announced additional interim clinical data for RLY-4008 with a data cut-off date of August 1, 2022 that was presented at the European Society for Medical Oncology Congress 2022. This interim clinical data showed an interim overall response rate, or ORR, of 88% from the FGFRi treatment-naïve, FGFR2-fusion CCA patients treated at the pivotal dose of 70 mg QD and an interim ORR of 63% across all dose levels and schedules. In October 2022, the European Medicines Agency, or EMA, adopted a positive opinion on the orphan designation application for RLY-4008 for the treatment of biliary tract cancer. In June 2023, we presented complete first-in-human dose escalation data for RLY-4008 at the 2023 American Society of Clinical Oncology Annual Meeting. These data, which had a cut-off date of January 30, 2023, were generally consistent with the interim data we reported in September 2022.
•
RLY-2608. In December 2021, we dosed the first patient in a first-in-human clinical trial for RLY-2608, the first known allosteric, pan-mutant and isoform-selective phosphoinostide 3 kinase alpha, or PI3Kα, inhibitor in clinical development, or the ReDiscover Trial. In April 2022, we initiated the second arm of the dose escalation part of this trial, evaluating RLY-2608 in combination with fulvestrant for patients with HR+, HER2–, PI3Kα-mutated, locally advanced or metastatic breast cancer. RLY-2608 is the lead program of multiple efforts in our PI3Kα franchise to discover and develop mutant selective inhibitors of PI3Kα. In the fourth quarter of 2021, we announced preclinical data for RLY-2608, in which we observed that RLY-2608 preferentially bound to mutant PI3Kα at a novel allosteric site discovered by the Dynamo platform. The data also suggest that projected clinically relevant doses of RLY-2608 achieved tumor regression in PIK3CA mutant in vivo xenograft mouse models representing H1047R and E545K mutations with significantly reduced impact on glucose metabolism compared to non-mutant selective active site inhibitors. The data further suggest that in preclinical models, RLY-2608 combined with standard of care therapies resulted in regressions in ER+/HER2- breast cancer. In April 2023, we announced initial clinical data from the ReDiscover Trial with a data cut-off date of March 9, 2023 that was presented at the American Association for Cancer Research, or AACR, Annual Meeting 2023. The initial clinical data demonstrated that RLY-2608 achieved selective target engagement at multiple predicted efficacious doses with a favorable initial safety and tolerability profile. RLY-2608 has been generally well-tolerated in the 42 patients treated as of the data cut-off date. Among the 17 patients receiving doses at target exposures (400 mg twice-daily, or BID, dose in monotherapy, 600 mg BID dose in combination with fulvestrant and 800 mg BID dose in combination with fulvestrant), the observed adverse events were mostly low-grade events that were manageable and reversible with no observed Grade 3 hyperglycemia, diarrhea or rash, which are the adverse events most commonly associated with treatment discontinuation for existing investigational and approved therapies that inhibit PI3Kα. Early anti-tumor activity was seen across a range of doses and mutations, including a partial response in a breast cancer patient with twelve prior lines of therapy whose response was confirmed subsequent to the data cut-off date. The median treatment duration among the 27 patients with breast cancer was approximately four months with 70 percent (19/27) still on treatment as of the data cut-off date. To date, a maximum tolerated dose has not been reached and dose exploration is ongoing to determine the recommended dose(s) for the dose expansion cohorts. On August 8, 2023, we announced additional clinical data for RLY-2608, which data is discussed further below in “Recent Developments.”
•
GDC-1971 (formerly known as RLY-1971). In the first quarter of 2020, we initiated a Phase 1a clinical trial for RLY-1971, our inhibitor of Src homology region 2 domain-containing phosphatase-2, or SHP2, as a monotherapy in patients with advanced or metastatic solid tumors. We completed enrollment of this trial in 2022. In December 2020, we entered into a global collaboration and license agreement with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of RLY-1971 (now referred to as GDC-1971), or the Genentech Agreement. Genentech initiated the cohort of GDC-1971 in combination with GDC-6036, its KRAS G12C inhibitor, in a Phase 1b trial in July 2021. Genentech also initiated a Phase 1b trial of GDC-1971 in combination with atezolizumab, its PD-L1 antibody, in August 2022, and a Phase 1b trial of GDC-1971 in combination with either osimertinib or cetuximab, EGFR inhibitors, in July 2023.
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

We were incorporated in May 2015. We have devoted substantially all of our resources to developing our lead product candidates, developing our innovative computational and experimental approaches on protein motion, building our intellectual property portfolio, business planning, raising capital, and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of preferred stock, convertible debt, and proceeds from public offerings of our common stock. We have also received an aggregate of $110.0 million in connection with the Genentech Agreement through June 30, 2023.

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

In December 2020, we entered into the Genentech Agreement with Genentech for the development and commercialization of GDC-1971 (formerly known as RLY-1971). Under the terms of the Genentech Agreement, we received $75.0 million in an upfront payment in 2021, as well as $35.0 million in milestone payments from Genentech through June 30, 2023. If we do not opt into a U.S. profit/cost share, up to

$685.0 million in additional development, commercialization and sales-based milestones for GDC-1971; and tiered royalties on annual global net sales (on a country-by-country basis), anticipated to be in the low-to-mid-teens, subject to reductions in certain circumstances. Additionally, we are eligible to receive additional royalties in the event of regulatory approval of GDC-1971 and Genentech’s compound, GDC-6036, that directly binds to and inhibits KRAS G12C, in combination. We have the right to opt-in to a 50/50 U.S. profit/cost share and, if we do opt into the U.S. profit/cost share, we are eligible to receive up to $410.0 million in additional commercialization and sales-based milestones for GDC-1971 outside of the U.S. and tiered royalties on annual net sales outside of the U.S. (on a country-by-country basis), anticipated to be in the low-to-mid-teens, subject to reduction in certain circumstances. We also retain the right to develop GDC-1971 in combination with our FGFR2 and PI3Kα programs.

Inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as public health crises, global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section “Risk Factors” in this Quarterly Report. We do not believe that such factors had a material adverse impact on our results of operations during the three and six months ended June 30, 2023 and 2022.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $192.7 million and $138.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $1.3 billion. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate increasing operating losses for at least the next several years.

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

We believe our cash, cash equivalents, and investments of $871.6 million as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Recent Developments

On August 8, 2023, we announced updated interim clinical data for RLY-2608.

In July 2023, we initiated a dose expansion cohort of the ReDiscover Trial in patients with PI3Kα-mutant, HR+, HER2– locally advanced or metastatic breast cancer, with patients receiving a 600 mg BID dose of RLY-2608 in combination with fulvestrant.

Selection of the 600 mg BID dose is supported by updated interim clinical data, with a data cut-off date of July 24, 2023, from 17 breast cancer patients treated with a 600 mg BID dose of RLY-2608 in combination with fulvestrant. Such updated interim clinical data include:

•
Interim clinical benefit rate, or CBR, of 86% (six of seven CBR-evaluable patients) (CBR is defined as the proportion of patients with stable disease, complete response, or partial response for at least 24 weeks);
•
Fifteen of 17 patients remain on treatment as of the cut-off date;
•
One of five efficacy-evaluable patients with measurable disease achieved a confirmed partial response, or PR, and remains on treatment as of the cut-off date (helical mutation); and
•
Interim safety data that we believe is compelling for use in metastatic breast cancer combinations.

We believe that, overall, the updated interim clinical data continue to support selective target engagement across doses and mutation types with favorable interim safety and tolerability data. As of the data cut-off date, 43 total breast cancer patients had received RLY-2608 as a monotherapy (n=4) or RLY-2608 in combination with fulvestrant (n=39).

•
Four of 24 efficacy-evaluable patients with measurable disease achieved PRs, including three confirmed (400mg BID mono with double mutation; 100mg BID combo with kinase mutation; 600mg BID combo with helical mutation) and one unconfirmed (800mg BID combo with helical mutation); and
•
The interim safety data for RLY-2608 remains consistent with the safety data that we previously reported at the AACR Meeting in April 2023
•
No adverse event-related discontinuations
•
No Grade 3+ hyperglycemia or diarrhea

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022
	(in thousands)
License and other revenue	$119	$365	$(246)
Operating expenses:
Research and development expenses	$88,201	$60,511	$27,690
Change in fair value of contingent consideration liability	(2,152)	200	(2,352)
General and administrative expenses	20,120	17,465	2,655
Total operating expenses	106,169	78,176	27,993
Loss from operations	(106,050)	(77,811)	(28,239)
Other income, net	7,545	1,023	6,522
Net loss	$(98,505)	$(76,788)	$(21,717)

Revenue

We recognized revenue of approximately $0.1 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $0.3 million was primarily due to the decrease in research and development services provided under the Genentech Agreement, as we have completed the Phase 1a clinical trial of RLY-1971.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022
	(in thousands)
External costs for programs in clinical trials	$25,872	$12,275	$13,597
External costs for platform technologies and preclinical programs	21,977	20,453	1,524
Employee related expenses	32,810	23,536	9,274
Other expenses	7,542	4,247	3,295
Total research and development expenses	$88,201	$60,511	$27,690

Research and development expenses were $88.2 million for the three months ended June 30, 2023 compared to $60.5 million for the three months ended June 30, 2022. The increase of $27.7 million was due to $13.6 million of additional external costs in connection with the ongoing enrollment of our clinical trials for RLY-4008, RLY-2608, and RLY-5836, $9.3 million of additional employee related costs from increased headcount, including an increase in stock compensation expense of $5.0 million, $1.5 million of additional external costs for platform technologies and preclinical programs, and $3.3 million of other expenses, primarily for facility expenses associated with additional lab space.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability for milestones under the Merger Agreement with ZebiAI was a decrease of $2.2 million for the three months ended June 30, 2023 compared to an increase of $0.2 million for the three months ended June 30, 2022. The fluctuation of $2.4 million was primarily attributable to changes in the assumptions underlying the fair value measurement between periods, which we expect to continue in future periods.

General and Administrative Expenses

General and administrative expenses were $20.1 million for the three months ended June 30, 2023 compared to $17.5 million for the three months ended June 30, 2022. The increase of $2.7 million was primarily due to $2.9 million of additional employee related costs, mostly driven by an increase in stock compensation expense.

Other Income, Net

Other income, net, was $7.5 million for the three months ended June 30, 2023 compared to $1.0 million for the three months ended June 30, 2022. The increase of $6.5 million was primarily a result of changes in interest rates.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
	2023	2022
	(in thousands)
License and other revenue	$345	$784	$(439)
Operating expenses:
Research and development expenses	$171,028	$112,178	$58,850
Change in fair value of contingent consideration liability	(3,155)	(4,395)	1,240
General and administrative expenses	39,699	33,533	6,166
Total operating expenses	207,572	141,316	66,256
Loss from operations	(207,227)	(140,532)	(66,695)
Other income, net	14,483	1,698	12,785
Net loss	$(192,744)	$(138,834)	$(53,910)

Revenue

We recognized revenue of approximately $0.3 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $0.5 million was primarily due to the decrease in research and development services provided under the Genentech Agreement, as we have completed the Phase 1a clinical trial of RLY-1971.

Research and Development Expenses

The following summarizes our research and development expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
	2023	2022
	(in thousands)
External costs for programs in clinical trials	$50,915	$20,991	$29,924
External costs for platform technologies and preclinical programs	42,746	37,874	4,872
Employee related expenses	63,261	44,619	18,642
Other expenses	14,106	8,694	5,412
Total research and development expenses	$171,028	$112,178	$58,850

Research and development expenses were $171.0 million for the six months ended June 30, 2023 compared to $112.2 million for six months ended June 30, 2022. The increase of $58.9 million was due to $29.9 million of additional external costs in connection with the ongoing enrollment of our clinical trials for RLY-4008, RLY-2608, and RLY-5836, $18.6 million of additional employee related costs from increased headcount, including an increase in stock compensation expense of $9.5 million, $4.9 million of additional external costs for platform technologies and preclinical programs, and $5.4 million of other expenses, primarily for facility expenses associated with additional lab space.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability for milestones under the Merger Agreement with ZebiAI was a decrease of $3.2 million for the six months ended June 30, 2023 compared to a decrease of $4.4 million for the six months ended June 30, 2022. The fluctuation of $1.2 million was primarily attributable to changes in the assumptions underlying the fair value measurement between periods, which we expect to continue in future periods.

General and Administrative Expenses

General and administrative expenses were $39.7 million for the six months ended June 30, 2023 compared to $33.5 million for the six months ended June 30, 2022. The increase of $6.2 million was primarily due to $6.8 million of additional employee related costs, mostly driven by an increase in stock compensation expense.

Other Income, Net

Other income, net, was $14.5 million for the six months ended June 30, 2023 compared to $1.7 million for the six months ended June 30, 2022. The increase of $12.8 million was primarily a result of changes in interest rates.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have principally financed our operations through private placements of preferred stock, convertible debt and proceeds from public offerings of our common stock. In July 2020, we closed our initial public offering and issued 23,000,000 shares of common stock for proceeds of $425.3 million, which was net of $34.7 million in underwriting discounts and commissions, as well as other offering expenses. Prior to our initial public offering, we received gross proceeds of $520.0 million from sales of preferred stock and issuance of convertible debt. We received an upfront payment of $75.0 million from Genentech pursuant to the Genentech Agreement in January 2021, as well as $35.0 million in milestone payments through June 30, 2023. As of June 30, 2023, we had cash, cash equivalents, and investments of $871.6 million.

In August 2021, we filed a universal shelf registration statement on Form S-3ASR with the SEC, or the 2021 Shelf, to register for sale an amount of our common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective upon filing with the SEC (File No. 333-258768).

In August 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of our common stock sold under the Sales Agreement as of June 30, 2023.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(135,731)	$(106,266)
Cash provided by (used in) investing activities	126,591	(68,996)
Cash provided by financing activities	3,377	2,879
Net decrease in cash, cash equivalents, and restricted cash	$(5,763)	$(172,383)

Operating Activities

During the six months ended June 30, 2023, we used $135.7 million of cash on operating activities, primarily resulting from our net loss of $192.7 million, offset by non-cash charges of $40.1 million and cash provided by changes in our operating assets and liabilities of $16.9 million.

During the six months ended June 30, 2022, we used $106.3 million on operating activities, primarily resulting from our net loss of $138.8 million, offset by non-cash charges of $27.4 million and cash provided by changes in our operating assets and liabilities of $5.2 million.

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities was $126.6 million, primarily consisting of $130.0 million in proceeds from net maturities of investments, offset by $3.4 million for the acquisition of property and equipment.

During the six months ended June 30, 2022, we used $69.0 million of cash on investing activities, primarily consisting of $64.3 million in net purchases of investments and $4.7 million for the acquisition of property and equipment.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $3.4 million, consisting of $3.4 million in proceeds from the exercise of stock options and purchases under our 2020 Employee Stock Purchase Plan, or ESPP.

During the six months ended June 30, 2022, net cash provided by financing activities was $2.9 million, primarily consisting of $2.9 million in proceeds from the exercise of stock options and purchases under our ESPP.

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

As of June 30, 2023, we had cash, cash equivalents, and investments of $871.6 million. We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments during the three months ended June 30, 2023. For more information on our contractual obligations and commitments, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as Note 9, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023, the notes to our audited financial statements appearing in our Annual Report on Form 10-K, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through June 30, 2023 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of June 30, 2023, our cash equivalents consisted of money market funds. As of June 30, 2023, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes in federal interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2023, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of June 30, 2023, we had no debt outstanding and, therefore, are not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates), but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the three and six months ended June 30, 2023 and 2022. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may also evaluate our current product candidates or any other future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities. We will not be able to market and sell any of our product candidates we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. Pursuant to the Genentech Agreement, Genentech will assume the development of GDC-1971, including in combination with other compounds. See “Business – Our Collaborations – Key License Agreements and Strategic Collaborations – Collaboration and License Agreement with Genentech.” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.

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

In 2022, we completed enrollment of a Phase 1a dose escalation study of GDC-1971 as a monotherapy in patients with advanced or metastatic solid tumors, and pursuant to the Genentech Agreement entered into in December 2020, future development for GDC-1971, including the potential to conduct multiple combination studies, is governed by a joint development team between us and Genentech. Genentech initiated the cohort of GDC-1971 in combination with GDC-6036, its KRAS G12C inhibitor, in a Phase 1b trial in July 2021, and a Phase 1b trial of GDC-1971 in combination with atezolizumab, its PD-L1 antibody, in August 2022. Genentach also initiated a Phase 1b trial of GDC-1971 in combination with either osimertinib or cetuximab, EGFR inhibitors, in July 2023. We estimate there are approximately 37,000 patients annually in the United States with advanced lung cancer or colorectal cancer who might benefit from a combination of GDC-1971 with another targeted inhibitor. In the future, if GDC-1971 advances to earlier lines of combination treatment for lung cancer or colorectal cancer, we believe it could be applied in the treatment of approximately 69,000 patients annually in the United States. The subset of patients with KRAS G12C mutations in lung cancer and colorectal cancer who could potentially benefit from the combination of GDC-1971 with GDC-6036 is approximately 17,000 to 32,000 annually in the United States.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. See section entitled “Business – Governmental Regulation – Insurance coverage and reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $192.7 million and $138.8 million for the six months ended June 30, 2023 and 2022, respectively. We had an accumulated deficit of $1.3 billion as of June 30, 2023. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our Dynamo drug discovery platform and initial product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect their rights as a common stockholder. We may offer and sell up to an aggregate amount of $300.0 million of our common stock from time to time in “at the market” offerings pursuant to the sales agreement, or the Sales Agreement, with Cowen and Company, LLC, subject to the limitations thereof. As of June 30, 2023, no shares of common stock have been sold under the Sales Agreement. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Global economic and political conditions, including economic uncertainty tied to interest rates, credit and financial market instability, and political uncertainty relating to Russia and Ukraine, are difficult to mitigate and could pose challenges to our growth and profitability and could adversely affect our business, financial condition or results of operations.

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

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and governments of foreign jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. See section entitled “Risk Factors – Risks Related to Anti-bribery, Anti-corruption and Other Government Regulations – Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. The European Commission introduced a legislative proposal in April 2023 that, if implemented, could reduce the current ten-year marketing exclusivity period for certain orphan medicines to nine years (or five years for well-established use orphan medicines).

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See section entitled “Business – Governmental Regulation – Current and future healthcare reform legislation” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of June 30, 2023, we had 345 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. We also have outsourced elements of our operations to third parties, and as a result we collaborate with a number of third-party CROs, vendors, and other contractors and consultants who have access to our confidential information.

Given our limited operating history, we are still in the process of implementing our internal information technology security measures. Due to the size and complexity and the increasing amounts of confidential information that are maintained, our internal information technology systems and infrastructure and those of our third-party CROs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage, service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as cyber-attacks or security compromises, incidents, or breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants and/or third parties with whom we do business, or from cyber-attacks or security compromises, incidents, or breaches by malicious third parties (including the deployment of harmful malware, ransomware, digital extortion, denial-of-service attacks, supply chain attacks, social engineering and business email compromises, and other means to affect service reliability and threaten the confidentiality, integrity, availability, and security of systems, infrastructure or information), which may compromise our systems and infrastructure or those of our partners, third-party CROs, vendors, contractors, consultants and/or third parties with whom we do business, or lead to data leakage or compromise. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, similar events relating to the information technology systems of our third-party collaborators who we rely on for the manufacture of our product candidates and to conduct clinical trials could also have a material adverse effect on our business.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, insider threats, foreign governments, and cyber terrorists, has generally increased as the frequency, persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased, including potentially in connection with the ongoing conflict between Russia and Ukraine. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including insider threats and outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. In addition, changes in how our employees work and access our systems, which began during the COVID-19 pandemic and continue today, when part of our workforce is working remotely, could also lead to opportunities for bad actors to launch cyber-attacks or for employees to cause inadvertent or intentional security risks or incidents. The prevalent use of mobile devices also increases the risk of data security incidents.

We are also subject to legal obligations concerning cyber security. For example, as a company handling employee information of individuals who reside in Massachusetts, we are required to comply with the Massachusetts Data Security Regulations (201 CMR 17.00), which require the development and implementation of a Comprehensive Written Information Security Program and the maintenance of specific information security protections.

While we have not directly experienced any material system failure, accident or security breach to date, we cannot guarantee that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, or breaches in or compromises of our systems or those of third-party CROs, vendors, contractors, consultants and/or third parties with whom we do business. For example, in March 2023, we were notified that a third-party CMO with whom we collaborate had been subject to a ransomware attack. Based on information made available to us by the third party CMO, we do not believe the third-party CMO ransomware event has had a material impact on our business. While we maintain liability insurance at levels that we believe are appropriate for our business, we cannot assure our investors that it will be sufficient in type or amount to cover us against all claims related to security compromises or breaches, cyberattacks and other related breaches. To the extent that any disruption or security compromises, incident, or breach were to result in a loss of, or damage to, our systems, infrastructure, data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, the further development and commercialization of our product candidates or any future product candidates could be hindered or delayed, we could be required to expend significant amounts of money and other resources to repair, remediate, or replace our information systems or networks, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. Furthermore, any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security compromises or breaches that result in the unauthorized access, use, acquisition, disclosure, release or transfer of confidential or sensitive information, including physician data, patient data, or any personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and other security compromises and breaches can be difficult to detect, and any delay in identifying or remediating them may lead to increased harm. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents or compromises, including security breaches.

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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $9.67 to an intraday high of $64.37 through August 4, 2023. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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

As of June 30, 2023, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 46.8% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Executive Retention Agreement

On August 3, 2023, we entered into a retention award agreement, or the Retention Agreement, with Peter Rahmer, our Chief Corporate Development Officer.

Pursuant to the Retention Agreement, provided that Mr. Rahmer remains continuously employed through May 31, 2024 and December 31, 2024, respectively, or Mr. Rahmer’s employment is terminated without Cause (as defined in the Retention Agreement) prior to any such date, he will be eligible to receive a cash retention award of $300,000, or the Retention Award, at each such date, subject to tax withholding under applicable law. Each such date is referred to herein as a Retention Date. If Mr. Rahmer’s employment is terminated prior to any Retention Date for any reason other than for Cause, Mr. Rahmer will no longer be eligible for the applicable Retention Award.

The foregoing summary of the Retention Agreement is qualified in its entirety by reference to the full text of the Retention Agreement, a copy of which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Fourth Amended and Restated Certificate of Incorporation of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K (File No. 001-39385) filed on February 23, 2023).

3.2	Amended and Restated Bylaws of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-39385) filed on July 21, 2020).

10.1*†	Amendment No. AR4 to Amended and Restated Collaboration and License Agreement, by and between the Registrant and D.E. Shaw Research, LLC, dated March 22, 2023.

10.2*#	Amended and Restated Non-Employee Director Compensation Policy, effective as of June 1, 2023.

10.3*#	Retention Agreement by and between the Registrant and Peter Rahmer, dated August 3, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

RELAY THERAPEUTICS, INC.

Date: August 8, 2023	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)