Form 10-Q
period 2023-09-30
Relay Therapeutics, Inc.
filed 2023-11-02
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 27, 2023, the registrant had 123,268,740 shares of common stock, $0.001 par value per share, outstanding.

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
•
Global economic and political conditions, including the economic uncertainty tied to interest rates, credit, and financial market instability, as well as uncertainty related to ongoing geopolitical conflicts, are difficult to mitigate and could pose challenges to our growth and profitability and could adversely affect our business, financial condition, or results of operations.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, implied or express statements about:

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
•
the effect of public health epidemics or outbreaks of an infectious disease and ongoing geopolitical conflicts, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and current and future clinical trials;
•
general economic and market conditions, including, among others, inflation, interest rates, tax rates economic uncertainty, the actual or perceived failure or financial difficulties of additional financial institutions and economic and trade sanctions, including their effect on our results of operations; and
•
other risks and uncertainties, including those listed under the caption "Risk Factors."

In some cases, you can identify forward-looking statements by terminology such as "may," "can," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "forecasts," "goal," "likely," "predicts," "potential," "projects," "will," "might," "could," "continue," or the negative of these terms or other comparable terminology. These statements are only predictions. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed above under "Summary of the Material Risks Associated with Our Business," those listed below under the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission, or the SEC, as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$151,328	$151,794
Investments	659,287	847,123
Accounts receivable	211	306
Contract asset	—	4,913
Prepaid expenses	17,294	12,110
Other current assets	3,678	3,259
Total current assets	831,798	1,019,505
Property and equipment, net	10,701	11,634
Operating lease assets	59,453	63,754
Restricted cash	2,707	2,578
Intangible asset	2,300	2,300
Total assets	$906,959	$1,099,771
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,353	$10,578
Accrued expenses	31,486	22,703
Operating lease liabilities	4,785	4,276
Deferred revenue	24	—
Other current liabilities	1,100	26,152
Total current liabilities	50,748	63,709
Operating lease liabilities, net of current portion	49,815	53,466
Contingent consideration liability	28,023	32,378
Total liabilities	128,586	149,553
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of September 30, 2023, and December 31, 2022; 123,161,066 and 121,112,234 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	123	121
Additional paid-in capital	2,098,723	2,019,126
Accumulated other comprehensive loss	(3,386)	(10,420)
Accumulated deficit	(1,317,087)	(1,058,609)
Total stockholders’ equity	778,373	950,218
Total liabilities and stockholders’ equity	$906,959	$1,099,771

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
License and other revenue	$25,202	$344	$25,547	$1,128
Total revenue	25,202	344	25,547	1,128
Operating expenses:
Research and development expenses	$81,494	$66,900	$252,522	$179,078
Change in fair value of contingent consideration liability	(1,200)	3,262	(4,355)	(1,133)
General and administrative expenses	18,485	16,074	58,184	49,607
Total operating expenses	98,779	86,236	306,351	227,552
Loss from operations	(73,577)	(85,892)	(280,804)	(226,424)
Other income:
Interest income	7,845	1,713	22,345	3,414
Other (expense) income	(2)	7	(19)	4
Total other income, net	7,843	1,720	22,326	3,418
Net loss	$(65,734)	$(84,172)	$(258,478)	$(223,006)
Net loss per share, basic and diluted	$(0.54)	$(0.76)	$(2.12)	$(2.04)
Weighted average shares of common stock, basic and diluted	122,231,255	110,905,940	121,843,116	109,290,743
Other comprehensive loss:
Unrealized holding gain (loss)	2,695	(1,483)	7,034	(12,301)
Total other comprehensive gain (loss)	2,695	(1,483)	7,034	(12,301)
Total comprehensive loss	$(63,039)	$(85,655)	$(251,444)	$(235,307)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2022	121,112,234	$121	$2,019,126	$(10,420)	$(1,058,609)	$950,218
Issuance of common stock upon exercise of stock options	255,918	—	1,297	—	—	1,297
Vesting of restricted stock units	108,506	—	—	—	—	—
Stock compensation expense	—	—	21,518	—	—	21,518
Unrealized gain on investments	—	—	—	4,618	—	4,618
Net loss	—	—	—	—	(94,239)	(94,239)
Balances at March 31, 2023	121,476,658	$121	$2,041,941	$(5,802)	$(1,152,848)	$883,412
Issuance of common stock upon exercise of stock options	96,605	1	452	—	—	453
Issuance of common stock under ESPP	152,369	—	1,627	—	—	1,627
Vesting of restricted stock units	219,244	—	—	—	—	—
Stock compensation expense	—	—	23,411	—	—	23,411
Unrealized loss on investments	—	—	—	(279)	—	(279)
Net loss	—	—	—	—	(98,505)	(98,505)
Balances at June 30, 2023	121,944,876	$122	$2,067,431	$(6,081)	$(1,251,353)	$810,119
Issuance of common stock through at-the-market offering, net	900,000	1	9,362	—	—	9,363
Issuance of common stock upon exercise of stock options	18,475	—	95	—	—	95
Vesting of restricted stock units	297,715	—	—	—	—	—
Stock compensation expense	—	—	21,835	—	—	21,835
Unrealized gain on investments	—	—	—	2,695	—	2,695
Net loss	—	—	—	—	(65,734)	(65,734)
Balances at September 30, 2023	123,161,066	$123	$2,098,723	$(3,386)	$(1,317,087)	$778,373

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2021	108,210,318	$109	$1,666,887	$(1,088)	$(768,100)	$897,808
Issuance of common stock upon exercise of stock options	195,799	—	883	—	—	883
Vesting of restricted stock units	27,233	—	—	—	—	—
Stock compensation expense	—	—	13,455	—	—	13,455
Unrealized loss on investments	—	—	—	(8,130)	—	(8,130)
Net loss	—	—	—	—	(62,046)	(62,046)
Balances at March 31, 2022	108,433,350	$109	$1,681,225	$(9,218)	$(830,146)	$841,970
Issuance of common stock upon exercise of stock options	182,113	—	859	—	—	859
Issuance of common stock under ESPP	79,859	—	1,137	—	—	1,137
Vesting of restricted stock units	115,156	—	—	—	—	—
Stock compensation expense	—	—	15,147	—	—	15,147
Unrealized loss on investments	—	—	—	(2,688)	—	(2,688)
Net loss	—	—	—	—	(76,788)	(76,788)
Balances at June 30, 2022	108,810,478	$109	$1,698,368	$(11,906)	$(906,934)	$779,637
Issuance of common stock in follow-on offering, net	11,320,755	11	284,733	—	—	284,744
Issuance of common stock upon milestone achievement	301,939	—	6,203	—	—	6,203
Issuance of common stock upon exercise of stock options	242,982	1	1,120	—	—	1,121
Vesting of restricted stock units	135,061	—	—	—	—	—
Stock compensation expense	—	—	13,719	—	—	13,719
Unrealized loss on investments	—	—	—	(1,483)	—	(1,483)
Net loss	—	—	—	—	(84,172)	(84,172)
Balances at September 30, 2022	120,811,215	$121	$2,004,143	$(13,389)	$(991,106)	$999,769

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(258,478)	$(223,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	66,764	42,321
Depreciation expense	3,894	2,964
Net amortization of premiums and discounts on investments	(7,094)	1,567
Change in fair value of contingent consideration liability	(4,355)	(1,133)
Changes in assets and liabilities:
Accounts receivable	95	162
Contract asset	4,913	(339)
Prepaid expenses and other current assets	(5,603)	(15,159)
Operating lease assets and liabilities, net	1,159	(6,992)
Accounts payable	2,980	22
Accrued expenses and other liabilities	(15,427)	27,430
Deferred revenue	24	(248)
Net cash used in operating activities	(211,128)	(172,411)
Cash flows from investing activities:
Purchases of property and equipment	(4,008)	(6,746)
Purchases of investments	(248,727)	(207,778)
Proceeds from maturities of investments	450,691	172,715
Net cash provided by (used in) investing activities	197,956	(41,809)
Cash flows from financing activities:
Proceeds from issuance of common stock in follow-on offering, net	—	284,744
Proceeds from issuance of common stock through at-the-market offering, net	9,363	—
Proceeds from issuance of common stock upon exercise of stock options	1,845	2,863
Proceeds from issuance of common stock under ESPP	1,627	1,137
Net cash provided by financing activities	12,835	288,744
Net (decrease) increase in cash, cash equivalents, and restricted cash	(337)	74,524
Cash, cash equivalents, and restricted cash at beginning of period	154,372	282,697
Cash, cash equivalents, and restricted cash at end of period	$154,035	$357,221
Supplemental disclosure of non-cash activities:
Periodic change to additions of property and equipment in accounts payable and accrued expenses	$(1,047)	$1,065
Issuance of common stock upon milestone achievement	$—	$6,203
Operating lease assets obtained in exchange for operating lease liabilities	$—	$46,626

Reconciliation of Cash, Cash Equivalents, and Restricted Cash from Balance Sheets to Statement of Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash and cash equivalents	$151,328	$354,643
Restricted cash	2,707	2,578
Cash, cash equivalents, and restricted cash per statements of cash flows	$154,035	$357,221

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the "Company") was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage, precision medicine company transforming the drug discovery process by combining leading-edge computational and experimental technologies with the goal of bringing life-changing therapies to patients. As the Company believes it is among the first of a new breed of biotech created at the intersection of complementary techniques and technologies, the Company aims to push the boundaries of what’s possible in drug discovery. The Company’s Dynamo™ platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable or inadequately addressed. The Company’s initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications. The Company’s lead product candidates, RLY-4008 (lirafugratinib), RLY-2608, GDC-1971 (formerly known as RLY-1971), and RLY-5836, are in clinical development. The Company also has five active discovery stage programs across both precision oncology and genetic disease indications. The Company also has two additional discovery stage programs, RLY-2139, a selective cyclin dependent kinase 2 inhibitor, and a rationally designed estrogen receptor alpha degrader, for which the Company has decided to pause further development efforts.

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

The Company has devoted substantially all of its resources to developing its product candidates, including RLY-4008 (lirafugratinib), RLY-2608, GDC-1971 (formerly known as RLY-1971), and RLY-5836, by developing its computation and experimental approaches, building its intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

The Company has incurred net operating losses since inception and had an accumulated deficit of $1.3 billion as of September 30, 2023. The Company expects that its existing cash, cash equivalents, and investments as of September 30, 2023 will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

2. Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for reporting on Form 10-Q.

The Company’s condensed consolidated financial statements include the accounts of Relay Therapeutics, Inc. and its wholly-owned subsidiaries, Relay Therapeutics Securities Corporation and Relay ML Discovery, LLC.

All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2023, the condensed consolidated results of its operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The condensed consolidated financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are unaudited. The condensed consolidated results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the fair value of contingent milestone payments in connection with the acquisition of ZebiAI Therapeutics, Inc. ("ZebiAI"), the determination of the transaction price and standalone selling price of performance obligations under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), the accrual of research and development and manufacturing expenses, the valuation of equity instruments, and the incremental borrowing rate for determining operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience.

Stock Compensation

During the nine months ended September 30, 2023, the Company granted stock options and restricted stock units ("RSUs") to certain employees, with vesting over specified periods of continued service and contingent upon achievement of certain market conditions. The Company measured the fair value of such awards on the grant date using a Monte Carlo Simulation, incorporating various option pricing inputs. In connection therewith, compensation expense for such awards is being recognized under the accelerated attribution method over the requisite service period, regardless of whether the market conditions have been achieved. The Company recognizes the impact of forfeitures from market-based awards on compensation expense as they occur.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2023:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$138,647	$—	$—	$138,647
Total cash equivalents	138,647	—	—	138,647
Investments:
U.S. treasury bills	—	365,238	—	365,238
U.S. agency securities	—	294,049	—	294,049
Total investments	—	659,287	—	659,287
Total assets	$138,647	$659,287	$—	$797,934
Liabilities
Contingent Milestone Payments	$—	$—	$23,023	$23,023
Total liabilities	$—	$—	$23,023	$23,023

	Fair Value Measurements as of December 31, 2022:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$118,446	$—	$—	$118,446
U.S. treasury bills	—	9,950	—	9,950
Total cash equivalents	118,446	9,950	—	128,396
Investments:
U.S. treasury bills	—	466,603	—	466,603
U.S. agency securities	—	380,520	—	380,520
Total investments	—	847,123	—	847,123
Total assets	$118,446	$857,073	$—	$975,519
Liabilities
Contingent Milestone Payments	$—	$—	$27,378	$27,378
Total liabilities	$—	$—	$27,378	$27,378

In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data.

Fair Value of Contingent Consideration

In April 2021, the Company acquired ZebiAI.

The Company’s Level 3 contingent consideration liability is related to $85.0 million of platform and program milestones ("Contingent Milestone Payments") payable to ZebiAI’s former equity holders upon achievement. The contingent consideration liability for the Contingent Milestone Payments is measured at fair value at each reporting date pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"). The Company determines the fair value of the Contingent Milestone Payments based on the probability of achieving the milestones, the related timing, and, to a lesser extent, an appropriate discount rate. Significant judgment is used in determining the underlying assumptions. Due to the uncertainties associated with the development of platforms and drug candidates in the pharmaceutical industry and the effects of changes in assumptions, including probability of success and related timing, the Company expects its estimates regarding the fair value of Contingent Milestone Payments to continue to change in the future, resulting in adjustments to the fair value of the Company’s Contingent Milestone Payments. The effect of any such adjustments could be material.

The Company also has a contingent consideration liability related to the fair value of $100.0 million in earnout payments ("Contingent Earnout Payments"). Because the Contingent Earnout Payments were not accounted for as derivatives under FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"), they were only measured at fair value as of the acquisition date and are not re-assessed at fair value at each reporting period. The Contingent Earnout Payments will be adjusted when the contingency is resolved and the consideration is paid or becomes payable.

The following table reconciles the change in the contingent consideration liability:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Balance at beginning of period	$29,223	$45,863	$32,378	$50,258
Change in fair value of Contingent Milestone Payments	(1,200)	3,262	(4,355)	(1,133)
Common stock issued upon milestone achievement	—	(6,203)	—	(6,203)
	$28,023	$42,922	$28,023	$42,922

The outstanding Contingent Milestone Payments are payable in shares of the Company's common stock based on a fixed amount assigned to each milestone and the volume weighted average closing price of the Company’s common stock for a specified period prior to the milestone achievement. Accordingly, the number of shares of common stock to be issued upon a milestone achievement varies dependent on the Company’s common stock price. If the outstanding milestones were achieved in full on September 30, 2023, the number of shares of common stock to be issued would have been 8,567,228 based on a volume weighted average closing price of the Company's common stock of $8.43 for a specified period prior to September 30, 2023.

4. Investments

The fair value of available-for-sale investments by type of security was as follows:

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$236,049	$—	$(1,305)	$234,744
U.S. agency securities	292,361	—	(1,298)	291,063
Total investments with a maturity of one year or less	528,410	—	(2,603)	525,807

U.S. treasury bills	131,264	—	(770)	130,494
U.S. agency securities	2,999	—	(13)	2,986
Total investments with a maturity of one to two years	134,263	—	(783)	133,480
Total investments	$662,673	$—	$(3,386)	$659,287

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$356,728	$9	$(5,523)	$351,214
U.S. agency securities	236,483	49	(3,104)	233,428
Total investments with a maturity of one year or less	593,211	58	(8,627)	584,642

U.S. treasury bills	116,290	14	(915)	115,389
U.S. agency securities	148,042	36	(986)	147,092
Total investments with a maturity of one to two years	264,332	50	(1,901)	262,481
Total investments	$857,543	$108	$(10,528)	$847,123

The following tables summarize the Company's available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$282,398	$(1,373)	$79,044	$(702)	$361,442	$(2,075)
U.S. agency securities	207,368	(665)	86,682	(646)	294,050	(1,311)
Total	$489,766	$(2,038)	$165,726	$(1,348)	$655,492	$(3,386)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$143,089	$(1,860)	$275,445	$(4,578)	$418,534	$(6,438)
U.S. agency securities	190,468	(1,649)	97,305	(2,441)	287,773	(4,090)
Total	$333,557	$(3,509)	$372,750	$(7,019)	$706,307	$(10,528)

As summarized in the tables immediately above, the Company held 123 and 126 debt securities that were in an unrealized loss position as of September 30, 2023 and December 31, 2022, respectively. The unrealized losses at September 30, 2023 and December 31, 2022 were attributable to changes in interest rates and the unrealized losses do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

5. Common Stock

Each share of common stock entitles the stockholder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of September 30, 2023, no dividends had been declared.

At-the-Market Offering

In August 2021, the Company entered into a sales agreement, (the "Sales Agreement"), with Cowen and Company, LLC ("Cowen"), pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $300.0 million from time to time in "at-the-market" offerings through Cowen, as the Company’s sales agent.

As of June 30, 2023, no shares of common stock had been sold under the Sales Agreement.

During the three months ended September 30, 2023, the Company sold 900,000 shares of common stock under the Sales Agreement at an average price of $10.67 per share. The Company received proceeds of $9.4 million, which was net of $0.2 million in commissions paid to Cowen and other offering expenses.

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

6. Stock Compensation

Stock compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Research and development expenses	$12,365	$7,838	$37,078	$23,087
General and administrative expenses	9,470	5,881	29,686	19,234
	$21,835	$13,719	$66,764	$42,321

Market-Based Awards

During the nine months ended September 30, 2023, the Company granted 1,512,820 stock options and 405,770 RSUs to certain employees, with vesting over specified periods of continued service and contingent upon achievement of certain market conditions. The Company measured the fair value of such awards on the grant date using a Monte Carlo Simulation, incorporating various option pricing inputs, including (a) estimated expected term from grant through exercise, or 6.5 years, (b) risk-free interest rate, or 3.5%, (c) historical volatility, or 75.0%, and (d) dividend yield, or 0.0%. Ultimately, the fair value of the market-based awards was estimated as $12.53 per share for the options and $16.11 per share for the RSUs, yielding a total of $25.5 million. The total compensation expense, or $25.5 million, is being recognized under the accelerated attribution method over the requisite service period of 3.0 years, regardless of whether the market conditions have been achieved. The impact of forfeitures, if any, will be recognized upon occurrence.

As of September 30, 2023, the total unrecognized compensation related to unvested market-based awards granted was $11.9 million, which the Company expects to recognize over a period of 2.3 years.

7. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Net loss	$(65,734)	$(84,172)	$(258,478)	$(223,006)
Net loss per share, basic and diluted	$(0.54)	$(0.76)	$(2.12)	$(2.04)
Weighted average shares of common stock, basic and diluted	122,231,255	110,905,940	121,843,116	109,290,743

The Company excluded the following potentially dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the three and nine months ended September 30, 2023 and 2022, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.

	Three and Six Months Ended June 30,
	2023	2022
Options to purchase common stock	15,899,580	11,232,081
Unvested restricted stock units	3,594,958	1,579,518
	19,494,538	12,811,599

8. Collaboration and License Agreement with Genentech, Inc.

Summary of Terms

In December 2020, the Company and Genentech, Inc. ("Genentech") entered into the Collaboration and License Agreement (as amended from time to time, the "Genentech Agreement"), which granted Genentech a license to develop and commercialize GDC-1971 (formerly known as RLY-1971).

Under the terms of the Genentech Agreement, the Company had the option, exercisable one time at the Company’s sole discretion, to share half of the net profits or net losses of commercializing GDC-1971 in the U.S., subject to certain terms and conditions (such option, the "Opt-In Right"). During the three months ended September 30, 2023, the Company elected to not exercise the Opt-In Right.

As of September 30, 2023, consideration under the Genentech Agreement included (a) $86.8 million in non-refundable payments ("Genentech Non-Refundable Payments") and (b) $25.0 million in payments upon achievement of certain milestones, which were refundable if the Company had exercised the Opt-In Right ("Genentech Milestones Paid").

The Company is also eligible to receive up to an aggregate of $685.0 million in additional payments upon the achievement of other specified development, commercialization, and sales-based milestones for GDC-1971 worldwide, as well as tiered royalties ranging from low-to-mid teens on annual worldwide net sales of GDC-1971, on a country-by-country basis, subject to reduction in certain circumstances. Due to the nature of these payments, such variable consideration was constrained and excluded from the transaction price of the Genentech Agreement as of September 30, 2023.

Accounting Analysis

During the three and nine months ended September 30, 2023 and 2022, there were no material changes to the contractual terms of the Genentech Agreement. Accordingly, there were no changes to the Company’s accounting treatment and model for recognizing revenue thereon through September 30, 2023. However, upon the Company’s election to not exercise the Opt-In Right during the three months ended September 30, 2023, the $25.0 million in Genentech Milestones Paid were removed from other current liabilities on the condensed consolidated balance sheet and incorporated into the transaction price, since the constraint on such variable consideration had been resolved. Because each of the performance obligations under the Genentech Agreement were substantially complete as of September 30, 2023, the majority of such amounts were also recognized as revenue during the three and nine months ended September 30, 2023. By comparison, the Company only recognized revenue for research and development services provided under the Genentech Agreement during the three and nine months ended September 30, 2022.

During the three months ended September 30, 2023 and 2022, the Company recognized $25.1 million and $0.3 million of revenue, respectively, from the Genentech Agreement.

During the nine months ended September 30, 2023 and 2022, the Company recognized $25.5 million and $0.8 million of revenue, respectively, from the Genentech Agreement.

As of December 31, 2022, the Company also had recorded a contract asset of $4.9 million, which was classified as a current asset on the condensed consolidated balance sheet. The contract asset related to the amount of revenue recognized for which the right to payment was contingent upon conditions besides the passage of time. During the nine months ended September 30, 2023, such conditions were satisfied and $5.0 million was paid in cash to the Company in June 2023, at which point the contract asset was removed. As of September 30, 2023, less than $0.1 million from such payment was recorded as deferred revenue on the condensed consolidated balance sheet.

9. Commitments and Contingencies

Intellectual Property License

In August 2016, the Company and D.E. Shaw Research, LLC ("D.E. Shaw Research") entered into the Collaboration and License Agreement, which was most recently amended in 2023 ("DESRES Agreement"). During the three and nine months ended September 30, 2023 and 2022, there were no material changes to the contractual terms of the DESRES Agreement. Accordingly, there were no changes to the Company’s accounting treatment thereon through September 30, 2023.

The Company assessed the milestones under the DESRES Agreement at September 30, 2023 and December 31, 2022, concluding no such milestone payments were due.

During the three months ended September 30, 2023 and 2022, the Company recorded research and development expenses of $2.3 million and $2.5 million, respectively, under the DESRES Agreement.

During the nine months ended September 30, 2023 and 2022, the Company recorded research and development expenses of $7.1 million and $7.2 million, respectively, under the DESRES Agreement.

As of September 30, 2023 and December 31, 2022, the Company had no accrued expense and accounts payable balances for D.E. Shaw Research on its condensed consolidated balance sheets.

As of September 30, 2023 and December 31, 2022, the Company had prepaid balances of $7.7 million and $4.9 million, respectively, for D.E. Shaw Research on its condensed consolidated balance sheets.

Other Arrangements

The Company has certain other research and license arrangements and other collaborations with third parties, which provide the Company with specified research and/or development services.

10. Subsequent Events

In preparing the consolidated interim financial statements as of September 30, 2023 and for the three month period then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. As a result of many factors, including those factors set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are advancing a pipeline of medicines to address targets in precision oncology and genetic disease indications, including our lead product candidates, RLY-4008 (lirafugratinib), RLY-2608, GDC-1971 (formerly known as RLY-1971), and RLY-5836.

•
RLY-4008 (lirafugratinib). In the third quarter of 2020, we initiated a first-in-human clinical trial for RLY-4008, or lirafugratinib, a potent, selective and oral small molecule inhibitor of fibroblast growth factor receptor 2, or FGFR2. This clinical trial, or the ReFocus Trial, is a two-part global Phase 1/2 trial in patients with FGFR2-altered tumors. The first part of the trial, or the dose escalation, is complete, and the second part of the trial, or the dose expansion, is ongoing at a 70 mg once daily, or QD, recommended Phase 2 dose. The dose expansion part of the trial includes four cholangiocarcinoma, or CCA, arms and three tumor agnostic (non-CCA) arms. In October 2021, we announced initial clinical data from this trial, which suggested robust inhibition of FGFR2 in the first 49 subjects that was not observed to be limited by off-target toxicities, including hyperphosphatemia and diarrhea, as of the data cut-off date of September 9, 2021. In January 2022, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to RLY-4008 for the treatment of CCA. In the first half of 2022, we conducted an end-of-Phase 1 meeting with the FDA to discuss next steps for the clinical development of RLY-4008, and based on discussions with the FDA, we moved forward with a single-arm trial design for pan-FGFR, or FGFRi, treatment-naïve, FGFR2-fusion CCA at the 70 mg QD dose. In September 2022, we announced additional interim clinical data for RLY-4008 with a data cut-off date of August 1, 2022 that was presented at the European Society for Medical Oncology, or ESMO, Congress 2022. This interim clinical data showed a confirmed objective response rate, or cORR, of 82% from the FGFRi treatment-naïve, FGFR2-fusion CCA patients treated at the 70 mg QD dose and a cORR of 58% across all dose levels and schedules. In October 2022, the European Medicines Agency, or EMA, adopted a positive opinion on the orphan designation application for RLY-4008 for the treatment of biliary tract cancer. In June 2023, we presented complete first-in-human dose escalation data for RLY-4008 at the 2023 American Society of Clinical Oncology Annual Meeting. These data, which had a data cut-off date of January 30, 2023, were generally consistent with the interim data we reported in September 2022. In October 2023, we announced initial clinical data for RLY-4008 from the tumor agnostic arms of the ReFocus Trial, which were presented at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. As of the August 23, 2023 data cut-off date, the three tumor agnostic arms of the trial had enrolled 84 FGFR inhibitor-naïve patients who were efficacy evaluable across 18 tumor types, and the clinical data showed a 35% overall response rate, or ORR, in patients with FGFR2 fusions (excluding CCA) and 40% ORR in patients with FGFR2-altered HR+/HER2- breast cancer. The safety analysis from the tumor agnostic cohorts, as of the August 23, 2023 data cut-off date, was generally consistent with the analysis we reported at the ESMO Congress 2022. Most treatment-related adverse events were expected FGFR2 on-target, low-grade, monitorable, generally manageable and largely reversible.
•
RLY-2608. In December 2021, we dosed the first patient in a first-in-human clinical trial for RLY-2608, the first known allosteric, pan-mutant and isoform-selective phosphoinostide 3 kinase alpha, or PI3Kα, inhibitor in clinical development, or the ReDiscover Trial. In April 2022, we initiated the second arm of the dose escalation part of this trial, evaluating RLY-2608 in combination with fulvestrant for patients with HR+, HER2–, PI3Kα-mutated, locally advanced or metastatic breast cancer. RLY-2608 is the lead program of multiple efforts in our PI3Kα franchise to discover and develop mutant selective inhibitors of PI3Kα. In the fourth quarter of 2021, we announced preclinical data for RLY-2608, in which we observed that RLY-2608 preferentially bound to mutant PI3Kα at a novel allosteric site discovered by the Dynamo platform. The data also suggest that projected clinically relevant doses of RLY-2608 achieved tumor regression in PIK3CA mutant in vivo xenograft mouse models representing H1047R and E545K mutations with significantly reduced impact on glucose metabolism compared to non-mutant selective active site inhibitors. The data further suggest that in preclinical models, RLY-2608 combined with standard of care therapies resulted in regressions in ER+/HER2- breast cancer. In April 2023, we announced initial clinical data from the ReDiscover Trial with a data cut-off date of March 9, 2023 that was presented at the American Association for Cancer Research, or AACR, Annual Meeting 2023. The initial clinical data demonstrated that RLY-2608 achieved selective target engagement at multiple predicted efficacious doses with a favorable initial safety and tolerability profile. RLY-2608 was generally well-tolerated in the 42 patients treated as of the March 9, 2023 data cut-off date. Among the 17 patients receiving doses at target exposures (400 mg twice-daily, or BID, dose in monotherapy, 600 mg BID dose in combination with fulvestrant and 800 mg BID dose in combination with fulvestrant), the observed adverse events were mostly low-grade events that were manageable and reversible with no observed Grade 3 hyperglycemia, diarrhea or rash, which are the adverse events most commonly associated with treatment discontinuation for existing investigational and approved therapies that inhibit PI3Kα. In July 2023, we initiated a dose expansion cohort of the ReDiscover Trial in patients with PI3Kα-mutant, HR+, HER2– locally advanced or metastatic breast cancer, with patients receiving a 600 mg BID dose of RLY-2608 in combination with fulvestrant. In August 2023, we announced updated interim clinical data for RLY-2608 with a data cut-off date of July 24, 2023 from 17 breast cancer patients treated with a 600 mg BID dose of RLY-2608 in combination with fulvestrant. Such updated interim clinical data showed an interim clinical benefit rate, or CBR, of 86% (six of seven CBR-evaluable patients) with one of five efficacy-evaluable patients with measurable disease achieving a confirmed partial response. We believe that, overall, the updated interim clinical data continue to support selective target engagement across doses and mutation types with favorable interim safety and tolerability data. In October 2023, we announced our plan to initiate a triplet combination with RLY-2608, fulvestrant and cyclin dependent kinase 4/6.
•
GDC-1971 (formerly known as RLY-1971). In the first quarter of 2020, we initiated a Phase 1a clinical trial for RLY-1971, our inhibitor of Src homology region 2 domain-containing phosphatase-2, or SHP2, as a monotherapy in patients with advanced or metastatic solid tumors. We completed enrollment of this trial in 2022. In December 2020, we entered into a global collaboration and license agreement with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of RLY-1971 (now referred to as GDC-1971), or the Genentech Agreement. Genentech initiated the cohort of GDC-1971 in combination with GDC-6036, its KRAS G12C inhibitor, in a Phase 1b trial in July 2021. Genentech also initiated a Phase 1b trial of GDC-1971 in combination with atezolizumab, its PD-L1 antibody, in August 2022, as well as a Phase 1b trial of GDC-1971 in combination with either osimertinib or cetuximab, EGFR inhibitors, in July 2023.
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

While our initial focus is on precision oncology, we believe our Dynamo platform may also be broadly applied to other areas of precision medicine, such as genetic disease indications. In addition to the four lead product candidates described above, we have five active discovery stage programs across both precision oncology and genetic disease indications. We also have two additional discovery stage programs, RLY-2139, a selective cyclin dependent kinase 2, or CDK2, inhibitor, and a rationally designed estrogen receptor alpha, or ERα, degrader, for which we have decided to pause further development efforts. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of our therapies.

We were incorporated in May 2015. We have devoted substantially all of our resources to developing our lead product candidates, developing our innovative computational and experimental approaches on protein motion, building our intellectual property portfolio, business planning, raising capital, and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of preferred stock, convertible debt, and proceeds from public offerings of our common stock. We have also received an aggregate of $110.0 million in connection with the Genentech Agreement through September 30, 2023.

In August 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in "at-the-market" offerings through Cowen, as our sales agent. As of September 30, 2023, we have sold 900,000 shares of common stock under the Sales Agreement, from which we have received proceeds of $9.4 million, which are net of $0.2 million in commissions paid to Cowen and other offering expenses.

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

In December 2020, we entered into the Genentech Agreement with Genentech for the development and commercialization of GDC-1971 (formerly known as RLY-1971). Under the terms of the Genentech Agreement, we received $75.0 million in an upfront payment in 2021, as well as $35.0 million in milestone payments from Genentech through September 30, 2023. We are eligible to receive up to an aggregate of $685.0 million in additional payments upon the achievement of other specified development, commercialization, and sales-based milestones for GDC-1971 worldwide, as well as tiered royalties ranging from low-to-mid teens on annual worldwide net sales of GDC-1971, on a country-by-country basis, subject to reduction in certain circumstances. We are also eligible to receive additional royalties in the event of regulatory approval of GDC-1971 and Genentech’s compound, GDC-6036, that directly binds to and inhibits KRAS G12C, in combination. During the three months ended September 30, 2023, we elected to not exercise our option to participate in a U.S. profit/cost share with Genentech, or the Opt-In Right. We also retain the right to develop GDC-1971 in combination with our FGFR2 and PI3Kα programs.

Inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as public health crises, global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section "Risk Factors" in this Quarterly Report. We do not believe that such factors had a material adverse impact on our results of operations during the three and nine months ended September 30, 2023 and 2022.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $258.5 million and $223.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $1.3 billion. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate increasing operating losses for at least the next several years.

We anticipate that our expenses will increase substantially if and as we:

•
conduct our current and future clinical trials of RLY-4008, RLY-2608, and RLY-5836;
•
conduct additional preclinical research and development of our early-stage programs;
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

We believe our cash, cash equivalents, and investments of $810.6 million as of September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Components of our Results of Operations

Revenue

To date, our revenue primarily consists of amounts related to the Genentech Agreement.

Operating Expenses

Research and Development Expenses

Research and development expenses include:

•
salaries, benefits, and other employee related costs, including stock compensation expense, for personnel engaged in research and development functions;
•
costs of outside consultants, including their fees, stock compensation, and related travel expenses;
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

Our lead product candidates, RLY-4008, RLY-2608, GDC-1971, and RLY-5836, are in clinical development. We also have five active discovery stage programs across both precision oncology and genetic disease indications. We also have two additional discovery stage programs, RLY-2139, our CDK2 inhibitor, and a rationally designed ERα degrader, for which we have decided to pause further development efforts. Costs incurred for these programs include costs incurred to support our discovery research and translational science efforts up to the initiation of first-in-human clinical development. Platform research and other research and development activities include costs that are not specifically allocated to active product candidates, including facilities costs, depreciation expense and other costs. Employee related expenses include salary, wages, stock compensation, and other costs related to our personnel, which are not allocated to specific programs or activities.

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
•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from any public health crisis or ongoing geopolitical conflicts and related global economic sanctions;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock compensation, for personnel in our executive, finance, corporate, and business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax, and consulting services; other expenses associated with operating as a public company, including compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs, and investor and public relations costs; travel expenses; and facility-related expenses, which include depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
	2023	2022
	(in thousands)
License and other revenue	$25,202	$344	$24,858
Operating expenses:
Research and development expenses	$81,494	$66,900	$14,594
Change in fair value of contingent consideration liability	(1,200)	3,262	(4,462)
General and administrative expenses	18,485	16,074	2,411
Total operating expenses	98,779	86,236	12,543
Loss from operations	(73,577)	(85,892)	12,315
Other income, net	7,843	1,720	6,123
Net loss	$(65,734)	$(84,172)	$18,438

Revenue

We recognized revenue of approximately $25.2 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $24.9 million was primarily due to our election to not exercise the Opt-In Right under the Genentech Agreement during the three months ended September 30, 2023. In connection therewith, the transaction price was increased by $25.0 million in variable consideration previously constrained, the majority of which was recognized as revenue during the three months ended September 30, 2023, since each of the performance obligations under the Genentech Agreement were substantially complete as of September 30, 2023. By comparison, we only recognized revenue for research and development services provided under the Genentech Agreement during the three months ended September 30, 2022.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
	2023	2022
	(in thousands)
External costs for programs in clinical trials	$23,682	$15,435	$8,247
External costs for platform technologies and preclinical programs	18,276	20,652	(2,376)
Employee related expenses	31,992	24,584	7,408
Other expenses	7,544	6,229	1,315
Total research and development expenses	$81,494	$66,900	$14,594

Research and development expenses were $81.5 million for the three months ended September 30, 2023 compared to $66.9 million for the three months ended September 30, 2022. The increase of $14.6 million was primarily due to $8.2 million of additional external costs in connection with the ongoing enrollment of our clinical trials for RLY-4008, RLY-2608, and RLY-5836 and $7.4 million of additional employee related costs from increased headcount, including an increase in stock compensation expense of $4.5 million.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability for milestones under the Merger Agreement with ZebiAI was a decrease of $1.2 million for the three months ended September 30, 2023 compared to an increase of $3.3 million for the three months ended September 30, 2022. The fluctuation of $4.5 million was primarily attributable to changes in the assumptions underlying the fair value measurement between periods, as well as the impact on the fair value measurement from achieving one of the platform milestones during the three months ended September 30, 2022.

General and Administrative Expenses

General and administrative expenses were $18.5 million for the three months ended September 30, 2023 compared to $16.1 million for the three months ended September 30, 2022. The fluctuation of $2.4 million was primarily due to an increase in stock compensation expense, offset by decreases in other employee compensation costs, insurance fees, and other expenses.

Other Income, Net

Other income, net, was $7.8 million for the three months ended September 30, 2023 compared to $1.7 million for the three months ended September 30, 2022. The increase of $6.1 million was primarily a result of changes in interest rates.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
	2023	2022
	(in thousands)
License and other revenue	$25,547	$1,128	$24,419
Operating expenses:
Research and development expenses	$252,522	$179,078	$73,444
Change in fair value of contingent consideration liability	(4,355)	(1,133)	(3,222)
General and administrative expenses	58,184	49,607	8,577
Total operating expenses	306,351	227,552	78,799
Loss from operations	(280,804)	(226,424)	(54,380)
Other income, net	22,326	3,418	18,908
Net loss	$(258,478)	$(223,006)	$(35,472)

Revenue

We recognized revenue of approximately $25.5 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $24.4 million was primarily due to our election to not exercise the Opt-In Right under the Genentech Agreement during the nine months ended September 30, 2023. In connection therewith, the transaction price was increased by $25.0 million in variable consideration previously constrained, the majority of which was recognized as revenue during the nine months ended September 30, 2023. By comparison, we only recognized revenue for research and development services provided under the Genentech Agreement during the nine months ended September 30, 2022.

Research and Development Expenses

The following summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
	2023	2022
	(in thousands)
External costs for programs in clinical trials	$74,597	$36,426	$38,171
External costs for platform technologies and preclinical programs	61,022	58,526	2,496
Employee related expenses	95,253	69,203	26,050
Other expenses	21,650	14,923	6,727
Total research and development expenses	$252,522	$179,078	$73,444

Research and development expenses were $252.5 million for the nine months ended September 30, 2023 compared to $179.1 million for nine months ended September 30, 2022. The increase of $73.4 million was primarily due to $38.2 million of additional external costs in connection with the ongoing enrollment of our clinical trials for RLY-4008, RLY-2608, and RLY-5836 and $26.1 million of additional employee related costs from increased headcount, including an increase in stock compensation expense of $14.0 million.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability for milestones under the Merger Agreement with ZebiAI was a decrease of $4.4 million for the nine months ended September 30, 2023 compared to a decrease of $1.1 million for the nine months ended September 30, 2022. The fluctuation of $3.2 million was primarily attributable to changes in the assumptions underlying the fair value measurement between periods, as well as the impact on the fair value measurement from achieving one of the platform milestones during the nine months ended September 30, 2022.

General and Administrative Expenses

General and administrative expenses were $58.2 million for the nine months ended September 30, 2023 compared to $49.6 million for the nine months ended September 30, 2022. The fluctuation of $8.6 million was primarily due to an increase in stock compensation expense, offset by decreases in other employee compensation costs, insurance fees, and other expenses.

Other Income, Net

Other income, net, was $22.3 million for the nine months ended September 30, 2023 compared to $3.4 million for the nine months ended September 30, 2022. The increase of $18.9 million was primarily a result of changes in interest rates.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have principally financed our operations through private placements of preferred stock, convertible debt and proceeds from public offerings of our common stock. In July 2020, we closed our initial public offering and issued 23,000,000 shares of common stock for proceeds of $425.3 million, which was net of $34.7 million in underwriting discounts and commissions, as well as other offering expenses. Prior to our initial public offering, we received gross proceeds of $520.0 million from sales of preferred stock and issuance of convertible debt. We received an upfront payment of $75.0 million from Genentech pursuant to the Genentech Agreement in January 2021, as well as $35.0 million in milestone payments through September 30, 2023. As of September 30, 2023, we had cash, cash equivalents, and investments of $810.6 million.

In August 2021, we filed a universal shelf registration statement on Form S-3ASR with the SEC, or the 2021 Shelf, to register for sale an amount of our common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective upon filing with the SEC (File No. 333-258768).

In August 2021, we entered into the Sales Agreement with Cowen pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in "at-the-market" offerings through Cowen, as our sales agent. As of September 30, 2023, we have sold 900,000 shares of common stock under the Sales Agreement, from which we have received proceeds of $9.4 million, which are net of $0.2 million in commissions paid to Cowen and other offering expenses.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(211,128)	$(172,411)
Cash provided by (used in) investing activities	197,956	(41,809)
Cash provided by financing activities	12,835	288,744
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(337)	$74,524

Operating Activities

During the nine months ended September 30, 2023, we used $211.1 million of cash on operating activities, primarily resulting from our net loss of $258.5 million and cash used to fund changes in our operating assets and liabilities of $11.9 million, offset by non-cash charges of $59.2 million.

During the nine months ended September 30, 2022, we used $172.4 million on operating activities, primarily resulting from our net loss of $223.0 million, offset by non-cash charges of $45.7 million and cash provided by changes in our operating assets and liabilities of $4.9 million.

Investing Activities

During the nine months ended September 30, 2023, net cash provided by investing activities was $198.0 million, primarily consisting of $201.9 million in proceeds from net maturities of investments, offset by $4.0 million for the acquisition of property and equipment.

During the nine months ended September 30, 2022, we used $41.8 million of cash on investing activities, primarily consisting of $35.1 million in net purchases of investments and $6.7 million for the acquisition of property and equipment.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $12.8 million, primarily consisting of $9.4 million in net proceeds from the at-the-market offering, as well as $3.4 million in proceeds from the exercise of stock options and purchases under our 2020 Employee Stock Purchase Plan, or ESPP.

During the nine months ended September 30, 2022, net cash provided by financing activities was $288.7 million, primarily consisting of $284.7 million in net proceeds from the September 2022 Offering, as well as $4.0 million in proceeds from the exercise of stock options and purchases under our ESPP.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to RLY-4008, RLY-2608, and RLY-5836 and the ongoing preclinical development activities of our other programs. In addition, we continue to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially as discussed in more detail in "— Overview" above.

As of September 30, 2023, we had cash, cash equivalents, and investments of $810.6 million. We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the development of RLY-4008, RLY-2608, RLY-5836, and our other product candidates and programs, and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors, resulting from public health epidemics or outbreaks of infectious disease or ongoing geopolitical conflicts and related global economic sanctions;

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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments during the three months ended September 30, 2023. For more information on our contractual obligations and commitments, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as Note 9, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023, the notes to our audited financial statements appearing in our Annual Report on Form 10-K, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through September 30, 2023 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of September 30, 2023, our cash equivalents consisted of money market funds. As of September 30, 2023, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes in federal interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2023, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of September 30, 2023, we had no debt outstanding and, therefore, are not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates), but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the three and nine months ended September 30, 2023 and 2022. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," before deciding whether to invest in our common stock. We believe the risks described below include risks that are material to us as well as other risks that may adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially harm our business, financial condition, results of operations and growth prospects and could result in a complete loss of your investment. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

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
•
the proximity and availability of clinical trial sites for prospective patients; and
•
factors we may not be able to control that may limit patients, principal investigators or staff or clinical site availability, such as uncertain geopolitical conditions or current or future pandemics.

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

We may also evaluate our current product candidates or any other future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities. We will not be able to market and sell any of our product candidates we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. Pursuant to the Genentech Agreement, Genentech has assumed the development of GDC-1971, including in combination with other compounds. See "Business – Our Collaborations – Key License Agreements and Strategic Collaborations – Collaboration and License Agreement with Genentech." in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.

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

In 2022, we completed enrollment of a Phase 1a dose escalation study of GDC-1971 as a monotherapy in patients with advanced or metastatic solid tumors, and pursuant to the Genentech Agreement entered into in December 2020, future development for GDC-1971, including the potential to conduct multiple combination studies, is governed by a joint development team between us and Genentech. Genentech initiated the cohort of GDC-1971 in combination with GDC-6036, its KRAS G12C inhibitor, in a Phase 1b trial in July 2021, and a Phase 1b trial of GDC-1971 in combination with atezolizumab, its PD-L1 antibody, in August 2022. Genentech also initiated a Phase 1b trial of GDC-1971 in combination with either osimertinib or cetuximab, EGFR inhibitors, in July 2023. We estimate there are approximately 37,000 patients annually in the United States with advanced lung cancer or colorectal cancer who might benefit from a combination of GDC-1971 with another targeted inhibitor. In the future, if GDC-1971 advances to earlier lines of combination treatment for lung cancer or colorectal cancer, we believe it could be applied in the treatment of approximately 69,000 patients annually in the United States. The subset of patients with KRAS G12C mutations in lung cancer and colorectal cancer who could potentially benefit from the combination of GDC-1971 with GDC-6036 is approximately 17,000 to 32,000 annually in the United States.

We are also evaluating the safety and tolerability of RLY-4008 in a first-in-human clinical trial initiated in September 2020 in patients with FGFR2-altered solid tumors. We believe FGFR2-mediated cancers affect approximately 11,000 late-line patients annually in the United States. In the future, if RLY-4008 advances to earlier lines of treatment, we believe it could potentially address approximately 35,000 patients annually in the United States. These numbers reflect the inclusion of patients with additional FGFR2 gene fusions and rearrangements that result from truncation of the protein at exon 18 based on recently published research suggesting that patients with these truncations should be considered for FGFR-targeted therapies.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. See section entitled "Business – Governmental Regulation – Insurance coverage and reimbursement" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We are generally also subject to all of the same risks with respect to protection of intellectual property that we co-own, as we are for intellectual property that we own. See " – Risks Related to Our Intellectual Property – Risks Related to Protecting our Intellectual Property." If we or D. E. Shaw Research fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

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

Our product candidates and any products that we may develop may compete with other product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Due to capacity constraints at cGMP manufacturers, we have been required to forecast the amount of clinical trial supply needed for our clinical trials further in advance than had typically been required, and there is limited flexibility to adjust our manufacturing needs as our clinical trials progress, which may lead to added costs or delays in our clinical trials.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We are also unable to predict how the lingering impact of the COVID-19 pandemic or the effects of ongoing geopolitical conflicts may affect our third-party manufacturers, including any potential disruptions to our global supply chain. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers, which we may not be able to do on reasonable terms, if at all, or manufacture the materials ourselves, for which we may not have the capabilities or resources. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original contract manufacturing organization, or CMO, and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. Changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. We may incur added costs and delays in identifying and qualifying any such replacement. Furthermore, a CMO may possess technology related to the manufacture of our product candidates that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates.

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

The active pharmaceutical ingredients, or API, drug product and starting materials used in our product candidates are supplied to us primarily from single-source suppliers. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the API, drug product and starting materials for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We do not currently have arrangements in place for a redundant or second-source supply of any such API, drug product or starting materials in the event any of our current suppliers of such API, drug product or starting materials ceases its operations for any reason. If any of our third-party suppliers or manufacturers ceases its operations for any reason or is unable or unwilling to supply API, drug product or starting material in sufficient quantities, on the timelines necessary, or at acceptable prices, to meet our needs, it could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects. We are also unable to predict how changing global economic conditions or ongoing geopolitical conflicts and related global economic sanctions, or potential global health concerns will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $258.5 million and $223.0 million for the nine months ended September 30, 2023 and 2022, respectively. We had an accumulated deficit of $1.3 billion as of September 30, 2023. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our Dynamo drug discovery platform and initial product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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
•
the changing and volatile U.S. and global economic environments or ongoing geopolitical conflicts; and
•
future accounting pronouncements or changes in our accounting policies.

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

We expect that our existing cash and cash equivalents and investments will be sufficient to fund our operations through at least the next 12 months. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors, resulting from any public health crisis or ongoing geopolitical conflicts and related global economic sanctions;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect their rights as a common stockholder. We may offer and sell up to an aggregate amount of $300.0 million of our common stock from time to time in "at the market" offerings pursuant to the sales agreement, or the Sales Agreement, with Cowen and Company, LLC, subject to the limitations thereof. As of September 30, 2023, we have sold 900,000 shares of common stock under the Sales Agreement. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Global economic and political conditions, including economic uncertainty tied to interest rates, credit and financial market instability, and uncertainty related to ongoing geopolitical conflicts, are difficult to mitigate and could pose challenges to our growth and profitability and could adversely affect our business, financial condition or results of operations.

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

Continued economic uncertainty caused by these and other factors, including political instability, conflicts or crises, at the global level or involving individual countries or regions and any associated economic sanctions, could result in a variety of risks to our business, including difficulty in enrolling participants in our clinical trials, difficulty in forecasting our financial results and managing inventory levels, increases in our business costs, which in turn affect our ability to develop our current and future product candidates, and negatively impacting our ability to raise additional capital when needed on acceptable terms, if at all. In addition, political developments impacting government spending and international trade, including changes in trade agreements, potential government shutdowns and trade disputes and tariffs, such as the ongoing trade dispute between the United States and China, may negatively impact markets and cause weaker macroeconomic conditions. These global economic and political factors have also strained and could continue to strain certain of our suppliers and manufacturers, possibly resulting in supply disruptions or increased raw material or manufacturing costs, or adversely impacting their ability to manufacture clinical trial materials for our product candidates. Any of the foregoing could harm our business and prospects and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our operations.

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

Our commercial success will depend in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates, and our core technologies, including our novel target discovery technology and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Other than our U.S. patent relating to RLY-1971 (now referred to as GDC-1971) composition of matter and our U.S. patent relating to RLY-4008 composition of matter, we do not own or in-license any issued patents relating to our platform or our lead product candidates under clinical development.

Pursuant to the Genentech Agreement, we have granted an exclusive, worldwide, royalty-bearing license to Genentech, with the right to sublicense, develop and commercialize GDC-1971 and any other SHP2 inhibitors developed under the Genentech Agreement. Genentech has the first right, but not the obligation, to file, prosecute and maintain any patents licensed to it, as well as to enforce infringement of or defend claims against such patents that relate to GDC-1971 or other SHP2 inhibitors. See "Risks Related to Our Reliance on Third Parties— We have and may enter into other collaborations with third parties for the research, development, manufacture and commercialization of one or more of our programs or product candidates. If these collaborations are not successful, our business could be adversely affected." for a discussion of risks related to the protection of our intellectual property rights under our collaborations.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our products or technologies are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to SHP2 inhibitors, FGFR2 inhibitors and PI3K inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. Since these areas are competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates, or the practice of our technology. If a patent holder believes our product or product candidate infringes on its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our owned patent portfolio and any patent portfolio we may license in the future may thus have no deterrent effect.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a "first to file" system. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.

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

Significantly, the GDPR imposes strict rules on the transfer of personal data out of the EEA and UK to the U.S. or other regions that have not been deemed to offer "adequate" privacy protections. In the past, companies in the U.S. were able to rely upon the EU-U.S. UK-U.S. and the Swiss-U.S. Privacy Shield frameworks to legitimize data transfers from the EU and the UK to the U.S. In July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. The CJEU also ruled that transfers made pursuant to the Standard Contractual Clauses, or SCCs, published by the European Commission, or EC, need to be assessed on a case-by-case basis to ensure the law in the recipient country provides "essentially equivalent" protections to safeguard the transferred personal data as the EU, and required businesses to adopt supplementary measures if such standard is not met. On June 4, 2021, the EC published new versions of the SCCs, which seek to address the issues identified by the CJEU and provide further details regarding the transfer assessments that the parties are required to conduct when implementing the new SCCs. However, there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. While SCCs provide an alternative to our Privacy Shield certification for EU-U.S. data flows, the decision (and certain regulatory guidance issued in its wake) casts doubt on the legality of EU-U.S. data flows in general.

The UK is not subject to the EC’s new SCCs but has published its own transfer mechanism, the International Data Transfer Agreement or International Data Transfer Addendum, or IDTA, which enables transfers from the UK. The new IDTA or the UK addendum must be used for any new contract entered into after September 21, 2022 and implemented in existing contracts that incorporate the prior version of the SCCs by March 21, 2024. On March 25, 2022, the EC and the U.S. announced to have reached a political agreement on a new "Trans-Atlantic Data Privacy Framework", which will replace the invalidated Privacy Shield and on December 13, 2022, the EC published a draft adequacy decision on the Trans-Atlantic Data Privacy Framework. We will be required to implement these new safeguards when these safeguards are used as the basis for transferring personal data out of the EEA and/or UK and doing so may require significant effort and cost.

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

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and governments of foreign jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. See sections entitled "Business – Government Regulation – Other Healthcare Laws" and "Risk Factors – Risks Related to Anti-bribery, Anti-corruption and Other Government Regulations – Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings." in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See section entitled "Business – Governmental Regulation – Current and future healthcare reform legislation" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the U.S. Department of Health and Human Services, or HHS, rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. Although the effects of the IRA on our business and the healthcare industry in general are not yet known, we are taking into consideration the potential impact of the IRA on our development and commercialization activities.

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

We may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act, or MMA, contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect, unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of the HHS made such certification to Congress, and on October 1, 2020, FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for "best price" or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

We are highly dependent on the research and development, clinical and business development expertise of the principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of September 30, 2023, we had 343 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our current operations are located in Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, geopolitical conflicts, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the facilities of our third-party contract manufacturers or CROs, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations.

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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $5.95 to an intraday high of $64.37 through October 27, 2023. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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
•
general economic, industry and market conditions; and
•
the other factors described in this "Risk Factors" section.

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

As of September 30, 2023, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 51.7% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2022, we had federal net operating loss carryforwards of approximately $412.0 million, and our ability to utilize those net operating loss carryforwards could be limited by an "ownership change" as described above.

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

As a public company, and particularly since we are no longer an "emerging growth company," we have incurred and expect to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

We recognize that the Delaware Forum Provision and the Federal Forum Provision in our Bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts. Additionally, the forum selection clauses in our Bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are "facially valid" under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Fourth Amended and Restated Certificate of Incorporation of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K (File No. 001-39385) filed on February 23, 2023).

3.2	Amended and Restated Bylaws of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-39385) filed on July 21, 2020).

10.1*†	Amendment No. AR5 to Amended and Restated Collaboration and License Agreement, by and between the Registrant and D.E. Shaw Research, LLC, dated August 4, 2023.

10.2#

Retention Agreement by and between the Registrant and Peter Rahmer, dated August 3, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q (File No. 001-39385) filed on August 8, 2023).

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

* Filed herewith.

** The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

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

RELAY THERAPEUTICS, INC.

Date: November 2, 2023	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)