Form 10-K
period 2023-12-31
Relay Therapeutics, Inc.
filed 2024-02-22
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the Registrant based on the closing price of the Registrant’s common stock as reported on the Nasdaq Global Market on June 30, 2023, the last business day of the Registrant’s most recently completed second quarter, was approximately $1.5 billion. In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 16, 2024 was 131,179,034.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2024 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

Summary of the Material Risks Associated with Our Business

•
We have never successfully completed any large-scale, pivotal clinical trials, and we may be unable to do so for any product candidates we develop. Clinical product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
•
We rely on third parties to conduct our ongoing clinical trials of our product candidates and expect to rely on third parties to conduct future clinical trials, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, implied or express, statements about:

•
the initiation, enrollment, timing, progress, results, and cost of our product candidates and research and development programs and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available;
•
the identification of research priorities, reallocation of resources among programs and application of a risk-mitigated strategy to efficiently discover and develop product candidates, including by applying learnings from one program to other programs and from one modality to our other modalities, as well as the potential expected benefits therefrom;
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

In some cases, you can identify forward-looking statements by terminology such as "may," "can," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "forecasts," "goal," "likely," "predicts," "potential," "projects," "will," "might," "could," "continue," or the negative of these terms or other comparable terminology. These statements are only predictions. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed above under "Summary of the Material Risks Associated with Our Business," those listed below under the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission, or the SEC, as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report on Form 10-K, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

PART I

Except where the context otherwise requires or where otherwise indicated, the terms "Relay Therapeutics," "we," "us," "our," "our company," the "Company," and "our business" refer to Relay Therapeutics, Inc. and its consolidated subsidiaries.

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

Precision medicine emerged as an approach for disease treatment as the understanding of the link between genetic alterations, protein dysfunction and diseases evolved. Precision medicine aims to specifically and potently drug genetically validated target proteins (i.e., genetic variants potentially implicated in biology of disease). However, some target proteins thus far have been intractable or inadequately addressed using conventional drug discovery tools. While conventional approaches are well-suited to solving some drug discovery problems such as orthosteric site kinase inhibitors, their reliance on static images of protein fragments limits their ability to gain accurate insights into the dynamic behavior of proteins in their natural state, which in turn limits their ability to discover medicines with exquisite specificity. Our approach pivots the understanding of protein targets from the industry-standard, static view, to a novel paradigm based on fundamental insights into protein motion. We then apply these novel insights into protein motion to drug discovery and design, which we term Motion-Based Drug Design®.

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

We are advancing a pipeline of medicine candidates to address targets in precision oncology and genetic disease, including our lead product candidates discussed below.

_________________

Note: Unless otherwise indicated, patient numbers refer to total annual number of U.S. patients with late-line cancers compared to comprehensive annual incidence that may be amenable to treatment with our programs.

1. Unless otherwise indicated, all breast cancer patient numbers refer to HR+/HER2- breast cancer tumors;

2. ~35k HR+/HER2- breast cancer patients expected to receive CDK 4/6 inhibitors in adjuvant setting, first-line setting, and second-line setting in 2024, per Decision Resources Breast Cancer Market Forecast report dated November 2023;

3. HR+/HER2- US late-line breast cancer patients compared to HR+/HER2- U.S. incident breast cancer patients;

4. FGFR2 altered late-line solid tumors compared to comprehensive annual FGFR2 altered incident solid tumors including additional FGFR gene fusions and rearrangements resulting from truncation of the protein at exon 18 and all breast cancer patients with FGFR2 alterations;

5. SHP2 combo only includes KRAS G12C in lung and colorectal, EGFR mutations in lung, and ALK fusions in lung;

6. As a backup to RLY-2608, we also developed a second chemically distinct pan-mutant PI3Kα inhibitor, RLY-5836, but have now deprioritized those efforts in order to focus our resources on advancing RLY-2608.

•
RLY-2608.
o
ReDiscover Trial. RLY-2608 is the lead program in our efforts to discover and develop mutant selective inhibitors of PI3Kα. In December 2021, we dosed the first patient in a first-in-human clinical trial for RLY-2608, the first known allosteric, pan-mutant and isoform-selective phosphoinostide 3 kinase alpha, or PI3Kα, inhibitor in clinical development, or the ReDiscover Trial. In April 2022, we initiated the second arm of the dose escalation part of this trial, evaluating RLY-2608 in combination with fulvestrant for patients with HR+, HER2–, PI3Kα-mutated, locally advanced or metastatic breast cancer. In July 2023, we initiated a dose expansion cohort in patients with PI3Kα-mutant, HR+, HER2- locally advanced or metastatic breast cancer, with patients receiving a 600 mg twice daily, or BID, dose of RLY-2608 in combination with fulvestrant. In the fourth quarter of 2023, we initiated two additional dose expansion cohorts of RLY-2608 in combination with fulvestrant – a second 600 mg BID cohort as well as one at 400 mg BID. In the fourth quarter of 2023, we also initiated a triplet combination arm with RLY-2608, fulvestrant and the cyclin dependent kinase 4/6, or CDK 4/6, inhibitor ribociclib.
o
Clinical Data. We believe that, overall, while the interim clinical data from the ReDiscover Trial disclosed to date are preliminary, the data support selective target engagement across doses and mutation types with an encouraging interim safety and tolerability profile.
•
Lirafugratinib (RLY-4008).
o
ReFocus Trial. Lirafugratinib, or RLY-4008, is a potent, selective and oral small molecule inhibitor of fibroblast growth factor receptor 2, or FGFR2. In the third quarter of 2020, we initiated a first-in-human clinical trial for lirafugratinib, or the ReFocus Trial, which is a two-part global trial in patients with FGFR2-altered tumors. The first part of the trial, or the dose escalation, is complete, and the second part of the trial, or the dose expansion, is ongoing at a 70 mg once daily, or QD, recommended Phase 2 dose. The dose expansion part of the trial includes four cholangiocarcinoma, or CCA, arms and three tumor agnostic (non-CCA) arms. With full enrollment of our pivotal cohort in patients with FGFR2-fusion CCA who have not previously received an FGFR inhibitor and sufficient enrollment of patients across the tumor agnostic arms that we believe will enable us to generate meaningful data, we have closed enrollment for the ReFocus Trial to allow the relevant data to mature and inform our future clinical development decisions.
o
Clinical Data. We believe that while the interim clinical data from the ReFocus Trial disclosed to date are preliminary, the data show interim efficacy signals in the CCA pan-FGFR, or FGFRi, treatment-naïve, FGFR2-fusion CCA cohort and non-CCA solid tumor expansion cohorts and further support our hypothesis that selective inhibition of FGFR2 can improve the treatment for patients with FGFR2-driven tumors. Additionally, the safety analysis from the interim clinical data disclosed to date for the CCA cohorts and tumor agnostic cohorts has been generally consistent. Most treatment emergent adverse events were expected FGFR2 on-target, low-grade, monitorable, manageable and largely reversible.
•
Migoprotafib (GDC-1971, formerly known as RLY-1971). In the first quarter of 2020, we initiated a Phase 1a clinical trial for RLY-1971, our inhibitor of Src homology region 2 domain-containing phosphatase-2, or SHP2, as a monotherapy in patients with advanced or metastatic solid tumors. We completed enrollment of this trial in 2022. In December 2020, we entered into a global collaboration and license agreement with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of RLY-1971 (now referred to as migoprotafib, or GDC-1971), or the Genentech Agreement. Genentech initiated the cohort of migoprotafib in combination with GDC-6036, its KRAS G12C inhibitor, in a Phase 1b trial in July 2021. Genentech also initiated a Phase 1b trial of migoprotafib in combination with atezolizumab, its PD-L1 antibody, in August 2022, as well as a Phase 1b trial of migoprotafib in combination with either osimertinib or cetuximab, EGFR inhibitors, in July 2023.

While our initial focus is on precision oncology, we believe our Dynamo platform may also be broadly applied to other areas of precision medicine, such as genetic diseases. In addition to the clinical stage product candidates described above, we have more than seven active discovery stage programs across both precision oncology and genetic diseases. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of our therapies.

Our Strategy

Our mission is to leverage unique insights into protein motion to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of small molecule therapies. We believe that, by placing protein motion at the heart of Motion-Based Drug Design discovery, our unique Dynamo platform has the potential to address previously intractable or inadequately addressed precision medicine targets. To accomplish this, we intend to continue building a team that shares our commitment to patients, continue to enhance our platform and rapidly advance our precision medicine pipeline of product candidates with a focus on the highest value opportunities. The key elements of our strategy are to:

Rapidly advance our lead precision oncology programs through clinical development with the goal of reaching as many patients as possible. We believe our lead precision oncology programs have the potential to treat a wide variety of cancers, either as monotherapy or in combination regimens. For example, we have prioritized development of the RLY-2608 triplet combination with the aim of reaching more breast cancer patients in earlier lines of treatment. We plan to continue to conduct our clinical studies in genetically-defined patient populations. To potentially mitigate development risks, we will continue to leverage learnings from recently approved precision oncology drugs to inform the clinical and regulatory pathways for our lead oncology programs. If we are successful in generating clinically meaningful and differentiated data for our programs, we plan to meet with regulatory authorities to discuss potential approval pathways.

Continue to enhance our unique drug-discovery platform. Our Dynamo platform uniquely integrates a broad range of leading-edge experimental and computational technologies and tools, providing us with fundamental insights into the conformational dynamics of target proteins. We have expanded our experimental and computation tools internally, including in-house automated chemical design, or ACD, degrader design, and DNA-encoded library, or DEL, long timescale molecular dynamics, or MD, and machine learning, or ML, capabilities, which has resulted in a highly integrated platform that can be deployed in our research and development efforts primarily using internal resources. We believe we have validated our Dynamo platform and approach with the encouraging interim clinical data for RLY-2608 and lirafugratinib that we have announced over the course of 2021 to 2023. We also believe we have built significant advantage by accumulating extensive curated clean data sets across the continuum of drug discovery that span both computational and experimental domains. We are committed to continuously integrating new computational and experimental tools, technologies and capabilities to enhance the power of our Dynamo platform. We intend to do this through a combination of internal innovation, external collaboration and other strategic transactions.

Harness the insights and data generated from our platform against intractable or inadequately addressed precision medicine targets, with current focus on oncology and genetic diseases. We are committed to deploying our Dynamo platform against genetically validated targets, taking on some of the toughest technical drug discovery challenges and creating novel medicines against those targets that can rapidly attain clinical proof-of-concept and address significant unmet medical needs. Our initial focus is on precision oncology where there are clear genetic driver alterations in the tumor genome, and genetic disease where the causal mutations are present at birth. However, we believe our platform also has potential to address targets in genetically-defined subpopulations of more common diseases in other therapeutic areas.

Selectively enter into strategic collaborations to maximize the value of our platform and pipeline. We intend to build a fully integrated biopharmaceutical company and independently pursue the development and commercialization of our key product candidates. Given our potential to generate novel product candidates addressing a wide variety of therapeutic indications, we may enter into strategic partnerships around certain targets, product candidates, disease areas or geographies if we believe these collaborations could accelerate the development and commercialization of our product candidates and allow us to realize additional potential in our product candidates and our platform. For example, in December 2020, we entered into the Genentech Agreement, a global collaboration and license agreement with Genentech for the development and commercialization of migoprotafib. Outside of this collaboration, we currently retain full development and commercialization rights to our current pipeline of precision medicine programs.

Our DynamoTM Platform

Dynamo was built to capitalize on experimental and computational techniques to develop medicines against protein targets with greater specificity and potency. Using our Dynamo platform, we pivot from industry standard approaches, which are based on static structures and often rely on incomplete protein fragments, to a novel drug-discovery paradigm based on fundamental insights into protein motion, which we term Motion-Based Drug Design®. We leverage insights from our platform to develop novel, motion-based hypotheses for how to drug target proteins. We can then more rapidly identify and optimize effective lead compounds by integrating powerful experimental and computational tools to sample a much broader range of chemical space than is possible using conventional approaches, which are labor intensive and require significant experimental effort.

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

Figure 1: The Dynamo platform is an integration of our tools and team.

We deploy the power of our Dynamo platform in three key phases of Motion-Based Drug Design discovery (Figure 2). We first understand how to drug the protein by developing a detailed mechanistic understanding of the dynamic behavior of the target protein and by identifying pockets where binding of a small molecule can impact protein function, which allows us to generate a target modulation hypothesis. Our platform then aids in efficient hit identification, or the identification of chemical starting points through an integrated system of experimental and virtual screens. This enables rapid lead optimization until a development candidate is selected by computationally prioritizing compounds for experimental evaluation. As each cycle generates new learnings for both our team and our underlying machine learning models, our successful iteration of this process continuously improves our understanding of protein motion which leads to a more effective and efficient drug discovery process.

Figure 2: Dynamo can be deployed across the various stages of drug discovery to provide novel insights with the goal of accelerating drug discovery.

Our deep integration of experimental and computation capabilities provides synergistic benefits. One example of this synergy is our application of machine learning to datasets from DNA-encoded library screens, which enables us to sample the highly diverse chemical space of DNA-encoded libraries with minimal effort, and then use the resulting datasets to train machine learning models to identify commercially-available, drug-like small molecule compounds that can be purchased for testing. Likewise, we have developed our own proprietary free energy perturbation methods that enable us to prospectively evaluate small molecule ligands in a high throughput fashion, as well as combining molecular dynamics simulations on cloud-based GPU hardware with machine learning to gain deep insight into how protein motion can give rise to potent and selective binders.

Our Product Pipeline and Programs

While our Dynamo platform could potentially be applied to a wide range of disease-associated protein targets, we focus on precision medicine targets, currently specifically in oncology and genetic diseases, for which alterations in specific genes are known to cause disease. The genetic diseases we pursue include cancers with clear genetic driver alterations in the tumor genome, as well as monogenic diseases where the causal mutations are present at birth.

We have one ongoing strategic partnership, specifically our collaboration with Genentech for the development and commercialization of migoprotafib. Other than migoprotafib, we retain full development and commercialization rights to our current pipeline of precision medicine programs.

See "—Overview" above for a table that summarizes our current portfolio of product candidates and programs.

Our Clinical Stage Programs

We have three product candidates that are in clinical development: RLY-2608, lirafugratinib (RLY-4008) and migoprotafib (GDC-1971, and formerly known as RLY-1971).

RLY-2608 and our mutant-PI3Kα inhibitor program

Overview

RLY-2608 is the lead program in our efforts to discover and develop mutant selective inhibitors of PI3Kα. PI3Kα is the most frequently mutated kinase in all cancers, with oncogenic mutations detected in about 14% of patients with solid tumors. Traditionally, the development of PI3Kα inhibitors has focused on the active, or orthosteric, site. The therapeutic index of orthosteric inhibitors is limited by the lack of clinically meaningful selectivity for mutant versus wild-type PI3Kα and off-isoform activity. Toxicity related to inhibition of wild-type PI3Kα and other PI3K isoforms results in sub-optimal inhibition of mutant PI3Kα with reductions in dose intensity and frequent discontinuation. The Dynamo platform enabled the discovery of RLY-2608, what we believe to be the first known allosteric, pan-mutant, and isoform-selective PI3Kα inhibitor designed to overcome these limitations. By solving the full-length cryo-electron microscopy, or Cryo-EM, structure of PI3Kα and performing computational long time-scale molecular dynamic simulations to elucidate conformational differences between wild-type and mutant PI3Kα, we were able to leverage these insights to support the design of RLY-2608.

We dosed the first patient in the ReDiscover Trial in December 2021 and, in April 2022, initiated the second arm of the dose escalation part of this trial, evaluating RLY-2608 in combination with fulvestrant for patients with HR+, HER2–, PI3Kα-mutated, locally advanced or metastatic breast cancer. In July 2023, we initiated the first dose expansion cohort with RLY-2608 600 mg BID in combination with fulvestrant, and in the fourth quarter of 2023, we initiated two additional dose expansion cohorts with RLY-2608 in combination with fulvestrant – a second 600 mg BID cohort as well as one at 400 mg BID. In the fourth quarter of 2023, we initiated dosing in the triplet combination arm of the study with RLY-2608 in combination with fulvestrant and ribociclib. We believe that, overall, while the interim clinical data from the ReDiscover Trial disclosed to date are preliminary, the data support selective target engagement across doses and mutation types with encouraging interim safety and tolerability, which is discussed in further detail below in "—Interim Clinical Data."

As a backup to RLY-2608, we also developed a second chemically distinct pan-mutant PI3Kα inhibitor, RLY-5836, but have now deprioritized those efforts in order to focus our resources on advancing RLY-2608.

We believe RLY-2608 has the potential to address a significant portion of the approximately 150,000 patients with HR+, HER2- breast cancer with a PI3Kα mutation per year in the United States, one of the largest patient populations for a precision oncology medicine (Figure 3).

Figure 3: PI3Kα addressable patient populations.

Sources: 3rd party data; Global Data HER2-/HR+ Breast Cancer Global Patient Forecast, October 2023;

1. Includes prevalent PI3Kα mutated HR+/HER2- patients receiving therapy in Neo/Adjuvant setting (includes incident patients in 2023 receiving endocrine or non-endocrine therapy in Neo/Adjuvant settings (~50k), and patients diagnosed in previous years with local/regional disease receiving sequential endocrine therapy in 2023 (~69k)), and prevalent PI3Kα mutated HR+/HER2- metastatic patients receiving therapy in 1L or 2L setting.

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

Limitations of current PI3Kα inhibitors

Traditionally, the development of PI3Kα inhibitors has focused on the active, or orthosteric site. This site and its location make selectivity for PI3Kα over other PI3K isoforms and for mutant PI3Kα over wild-type PI3Kα difficult, and they do not enable pan-mutant coverage. Though these existing inhibitors have shown clinical activity in breast cancer as both monotherapy and in combination with hormonal therapy, as well as anecdotal monotherapy responses in patients with PI3Kα mutations in other tumor types, the therapeutic index of such orthosteric inhibitors is limited by the lack of clinically meaningful selectivity for mutant versus wild-type PI3Kα and off-isoform activity. Toxicity related to inhibition of wild-type PI3Kα and other PI3K isoforms results in sub-optimal inhibition of mutant PI3Kα with reductions in dose intensity and frequent discontinuation (Figure 4). These agents are generally limited by high rates of severe hyperglycemia, which is an on-target toxicity, and by gastrointestinal toxicity, which may be related to inhibition of other PI3K family members, including PI3Kδ.

RLY-2608, what we believe to be the first known allosteric, pan-mutant, and isoform-selective PI3Kα inhibitor, was designed to overcome these limitations.

Figure 4: Existing inhibitors have limited therapeutic windows.

* NR = Not Reported

Note: fulv = fulvestrant; all referenced studies are for their patient populations which are analogous to ongoing breast cancer patient populations within RLY-2608 clinical trials; Alpelisib and fulvestrant are FDA approved, inavolisib and capivasertib are in Phase 3 clinical trials. These data are derived from different clinical trials at different points in time, with differences in trial design and patient populations. As a result, cross-trial comparisons cannot be made, and no head-to-head clinical trials have been conducted.

Sources: Alpelisib – 1. SOLAR-1: Andre 2019 N Engl J Med 380:1929, 2. Ph 1b: SABCS 2013 P2-16-14, 3. Ph 1b: SABCS 2014 PD5-5, 4. Ph 2 ByLIEVE: Rugo 2021 Lancet Oncol 22:489, SABCS 2021 #P1-18-03, ASCO 2023 #1078 (18mo follow-up), 5. Ph 1b mono: Annals of Oncol 25 2014 (suppl 4), 6. Ph 2 mono: Savas Cancer Discov 2022 Sep 12:2058, 7. Ph 1a mono: Juric 2018 J Clin Oncol 36:1291, Inavolisib – 8. ASCO 2022 #1052 (note: pooled rates across cohorts), 9. SABCS 2020 #PS11-11, 10. AACR 2020 CT109, 11. SABCS 2019 OT1-08-04, 12. SABCS 2019 P1-19-46, 13. SABCS 2021 #P5-17-05, Capivasertib – 14. Ph 1 mono: Banerji 2018 Clin Cancer Res 24:2050, ASCO 2015 #2500, 15. Ph 2 mono: SABCS 2019 P1-19-14, 16. Ph 1 combo: Smyth 2020 Clin Cancer Res 26:3947, 17. Ph 2 FAKTION: ASCO 2022 #1005, 18. Ph 3 CAPItello-291: SABCS 2022 #GS3-04, ESMO Breast 2023 #1870.

Our solution, RLY-2608

Given the existence of mutations in PI3Kα with different biological mechanisms underlying aberrant activity, we believe the broadest opportunity is through the development of "pan-mutant" inhibitors of PI3Kα. Addressing the challenge of mutant selectivity required us to express and then solve the structure of the full-length PI3Kα protein. This structure, which to our knowledge had previously not been solved, represented a technical challenge because PI3Kα is a membrane-bound protein. This type of protein is typically difficult both to purify in large quantities and to crystallize. Nonetheless, we were able to obtain the structure of full-length PI3Kα using Cryo-EM. The three-dimensional structure of PI3Kα was determined by collecting data from two-dimensional electron microscopic projections of thin layers of protein. The resulting three-dimensional protein structure provided us with fundamental insights into the mechanism of activation of PI3Kα and the impact of mutations on its function. The integration of these structural insights with a combination of experimental and computational techniques has led to RLY-2608, the first molecule derived from these efforts and the first known allosteric, pan-mutant and isoform-selective PI3Kα inhibitor in clinical development.

In preclinical models, we observed that RLY-2608 preferentially bound to mutant PI3Kα at a novel allosteric site discovered by the Dynamo platform, and RLY-2608 showed mutant and isoform biochemical selectivity. Preclinical data also suggest that projected clinically relevant doses of RLY-2608 achieved tumor regression in PIK3CA mutant in vivo xenograft mouse models representing H1047R and E545K mutations with significantly reduced impact on glucose metabolism compared to non-mutant selective active site inhibitors. The preclinical data further suggest that, in preclinical models, RLY-2608 combined with standard of care therapies resulted in regressions in ER+/HER2- breast cancer.

Figure 5: RLY-2608, the first known allosteric, pan-mutant and isoform-selective PI3Kα in clinical development.

RLY-2608 has the potential to address a significant portion of the approximately 150,000 patients with HR+, HER2- breast cancer with a PI3Kα mutation per year in the United States, one of the largest patient populations for a precision oncology medicine.

Our clinical development plan

The ReDiscover Trial is designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of RLY-2608, and consists of three separate arms (Figure 6). The first arm is assessing RLY-2608 as a single agent for patients with unresectable or metastatic solid tumors with PI3Kα mutation, the second arm is evaluating RLY-2608 in combination with fulvestrant for patients with PI3Kα-mutant, HR+, HER2– locally advanced or metastatic breast cancer, and the third arm is evaluating the triplet combination of RLY-2608, fulvestrant and ribociclib in patients with PI3Kα-mutant, HR+, HER2– locally advanced or metastatic breast cancer. Each arm has two parts, a dose escalation (part 1) to determine the maximum tolerated dose and/or recommended Phase 2 dose, followed by a dose expansion (part 2) to evaluate RLY-2608 in genomically defined populations.

The dose escalation part of the trial for RLY-2608 as a single agent enrolled patients with the following unresectable or metastatic solid tumors with a PI3Kα mutation per local assessment: (1) clear cell ovarian cancer; (2) head and neck squamous cell carcinoma; (3) cervical cancer; (4) other solid tumors; and (5) unresectable or metastatic solid tumors with PIK3CA double mutations defined as major (E542X, E545X, or H1047X), plus ≥1 additional PI3Kα mutations. In the dose escalation and expansion parts of the trial for RLY-2608 and fulvestrant and in the dose escalation part of the trial for RLY-2608, fulvestrant and ribociclib, men or postmenopausal women with HR+, HER2– advanced or metastatic breast cancer with PI3Kα mutations continue to be enrolled in the following groups: (1) patients who have not received prior treatment with a PI3Kα inhibitor; and (2) patients who are intolerant to PI3Kα inhibitors.

Figure 6: ReDiscover Trial design.

Interim Clinical Data

In April 2023, we announced initial clinical data from the ReDiscover Trial with a cut-off date of March 9, 2023 that was presented at the American Association for Cancer Research Annual Meeting 2023. The initial clinical data demonstrated that RLY-2608 achieved selective target engagement at multiple predicted active doses with an encouraging initial safety and tolerability profile. RLY-2608 was generally well-tolerated in the 42 patients treated as of the March 9, 2023 data cut-off date.

In July 2023, we initiated a dose expansion cohort of the ReDiscover Trial in patients with PI3Kα-mutant, HR+, HER2– locally advanced or metastatic breast cancer, with patients receiving a 600 mg BID dose of RLY-2608 in combination with fulvestrant.

Selection of the 600 mg BID dose is supported by updated interim clinical data, which we announced in August 2023 and which had a cut-off date of July 24, 2023. These updated data were from 17 breast cancer patients treated with RLY-2608 600 mg BID in combination with fulvestrant and include:

•
Interim clinical benefit rate, or CBR, of 86% (six of seven CBR-evaluable patients) (CBR is defined as the proportion of patients with stable disease, complete response, or partial response for at least 24 weeks);
•
Fifteen of 17 patients remained on treatment as of the cut-off date;
•
One of five efficacy-evaluable patients with measurable disease achieved a confirmed partial response, or PR, and remains on treatment as of the cut-off date (helical mutation); and
•
Interim safety data that we believe is compelling for use in metastatic breast cancer combinations.

We believe that, overall, while the updated interim clinical data announced in August 2023 are preliminary, the data continue to support selective target engagement across doses and mutation types with encouraging interim safety and tolerability.

Lirafugratinib (RLY-4008), a selective inhibitor of FGFR2

Overview

Lirafugratinib, or RLY-4008, is a potent, selective and oral small molecule inhibitor of FGFR2, a receptor tyrosine kinase that is frequently altered in certain cancers. FGFR2 is one of four members of the FGFR family, a set of closely related proteins with highly similar protein sequences and properties. Lirafugratinib is currently being evaluated in the ReFocus Trial in patients with advanced or metastatic FGFR2-altered solid tumors. The ReFocus Trial is a two-part global trial in patients with FGFR2-altered tumors. The first part of the trial, or the dose escalation, is complete, and the second part of the trial, or the dose expansion, is ongoing at a 70 mg once daily, or QD, recommended Phase 2 dose. The dose expansion part of the trial includes four CCA arms and three non-CCA. With full enrollment of our pivotal cohort in patients with FGFR2-fusion CCA who have not previously received an FGFR inhibitor and sufficient enrollment of patients across the tumor agnostic arms that we believe will enable us to generate meaningful data, we have closed enrollment for the ReFocus Trial to allow the relevant data to mature and inform our future clinical development decisions.

We believe that while the interim clinical data from the ReFocus Trial disclosed to date are preliminary, the data show interim efficacy signals in the CCA FGFRi treatment-naïve, FGFR2-fusion CCA cohort and non-CCA solid tumor expansion cohorts and further support our hypothesis that selective inhibition of FGFR2 can improve the treatment for patients with FGFR2-driven tumors. Additionally, the safety analysis from the interim clinical data disclosed to date for the CCA cohorts and tumor agnostic cohorts has been generally consistent. Most treatment emergent adverse events were expected FGFR2 on-target, low-grade, monitorable, manageable and largely reversible. The interim clinical data from the ReFocus Trial are discussed in further detail below in "—Interim Clinical Data."

We believe FGFR2-mediated cancers affect approximately 11,000 late-line patients annually in the United States. In the future, if lirafugratinib advances to earlier lines of treatment, we believe it could potentially address approximately 35,000 patients annually in the United States. These numbers reflect the inclusion of patients with additional FGFR2 gene fusions and rearrangements that result from truncation of the protein at exon 18 based on recently published research suggesting that patients with these truncations should be considered for FGFR-targeted therapies.

Role of FGFR in cellular proliferation and differentiation

Each of the FGFRs has an important role in normal physiology and the inhibition of FGFR2 is a well-validated pathway in disrupting cancer proliferation and growth. To our knowledge, to date, four non-selective pan-FGFR inhibitors have been approved, with three on the market (erdafitinib, pemigatinib and futibatinib) and one removed from the market (infigratinib), and several are in clinical development. However, these inhibitors as a class cause several dose-limiting, FGFR2-unrelated toxicities in patients leading to dose reductions and altered dosing schedules. One of the most common dose-limiting toxicities of these agents is hyperphosphatemia (buildup of excess phosphate in the bloodstream), which causes soft tissue mineralization and requires active management. Hyperphosphatemia has been shown to be driven by inhibition of another member of the FGFR family known as FGFR1.

We believe that the toxicity attributable to inhibition of other FGFR family members, and other closely related kinases, limits the ability of the non-selective pan-FGFR inhibitors to achieve optimal and durable inhibition of FGFR2, limiting the efficacy of these agents in patients with FGFR2-altered tumors. In addition to the lack of selectivity, these inhibitors are unable to overcome on-target resistance, which has been observed in patients treated with non-selective pan-FGFR inhibitors. Our belief is that a selective inhibitor of FGFR2 that retains activity against resistance mutations will enable improved clinical efficacy.

Limitations of current FGFR inhibitors

Non-selective pan-FGFR inhibitors produced by other companies have demonstrated clinical proof-of-concept in patients with CCA bearing FGFR2 gene fusions. These gene fusions result in a constitutively active FGFR2, which promotes oncogenic transformation. Genetic alterations in FGFR2, including gene fusions, amplifications, and point mutations, are also found in other solid tumor indications.

Patients with genetic alterations in FGFR2, primarily gene fusions in CCA, have been treated with FGFR inhibitors in investigational clinical trials. To date, these trials provide support for the critical role of FGFR2 for tumor survival with a response rate of up to 42% (Figure 7). A key limiting factor for existing FGFR therapies is that, as a class, they are associated with dose-limiting side effects such as hyperphosphatemia, which has been shown to be caused by FGFR1 inhibition, and diarrhea, which has been shown to be caused by FGFR4 inhibition. Additionally, we believe a selective inhibitor of FGFR2 with broad activity against acquired resistance mutations is necessary to address a significant unmet need in patients with FGFR2-altered tumors.

Figure 7: Hyperphosphatemia and diarrhea are dose-limiting adverse events associated with non-selective FGFR inhibitors.

_____________

Note: These data are derived from different clinical trials at different points in time, with differences in trial design and patient populations. As a result, cross-trial comparisons cannot be made, and no head-to-head clinical trials have been conducted.

1. Sources: Pemigatinib – prescribing information; futibatinib – prescribing Information; erdafitinib – prescribing information; (note: AEs are reflective of respective label indications);

2. From pemigatinib NDA review documents: “Pemigatinib 13.5 mg daily provided 76% inhibition of ex vivo phosphorylated FGFR2α at trough”; and

3. Reflects reported ORRs in key randomized studies evaluating NCCN recommended regimens for recurrent/metastatic patients (second/third line or later) for the following tumor types: HR+ breast cancer, gastric cancer, pancreatic cancer, NSCLC, ovarian cancer, and head and neck.

Our solution, lirafugratinib (RLY-4008)

Lirafugratinib is an oral, irreversible, small molecule inhibitor of FGFR2 designed to inhibit FGFR2 with high potency while minimizing inhibition of other FGFR family members. In our initial assessment of the challenge of obtaining a highly selective inhibitor of FGFR2, we determined that there is a high degree of structural similarity between FGFR1 and FGFR2 when comparing static X-ray crystal structures. This similarity precluded the development of a structure-based selectivity hypothesis using conventional approaches.

We therefore set out to identify motion-based differences between FGFR2 and other FGFR family members by applying our expertise in computational modeling and experimental structural analyses. We discovered that there were segments of FGFR2 which displayed differential dynamics compared to the corresponding segments of FGFR1 (Figure 8). We predicted these dynamic differences could be exploited to achieve selective inhibition of FGFR2.

Figure 8: Using MD simulations, we predicted that a segment in FGFR1 was more dynamic than FGFR2, as represented by the schematic below where the segment opens “Up” more frequently in FGFR1 compared to FGFR2.

We embarked on a process using computational methods such as long timescale molecular dynamics simulations, virtual docking and specialized experimental techniques to design, select, synthesize, and evaluate inhibitors. Our discovery process culminated with the selection of lirafugratinib as a product candidate based on its ability to meet our predetermined criteria for potency, selectivity and activity in animal models.

Our preclinical studies have shown that lirafugratinib displayed selectivity not only within the FGFR family, but across the kinome generally, in contrast to the pan-FGFR inhibitors that are all equipotent against FGFR 1, 2 and 3, as well as many other off-target kinases, which narrow their therapeutic window (Figure 9).

Figure 9: Lirafugratinib is a highly selective and irreversible inhibitor.

_____________

These kinome scans are based on a single experiment that tested each compound run at 500nM against 468 targets in the absence of adenosine triphosphate (ATP) and without preincubation.

Source: KINOMEscan™ by Eurofins DiscoverX.

Our clinical development plan

The lirafugratinib clinical development plan seeks to leverage the unique potential for enhanced tolerability and broad FGFR2 mutational coverage to rapidly generate proof-of-concept in molecularly defined patient subsets.

Lirafugratinib is currently being evaluated in the ReFocus Trial in patients with FGFR2-altered tumors. The ReFocus Trial is designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and anti-tumor efficacy of lirafugratinib in several parts, including dose escalation (part 1) and dose expansion (part 2). The dose escalation part of the trial has been completed and the dose expansion part of the trial is ongoing at a 70 mg QD recommended Phase 2 dose. The dose expansion part of the trial includes four CCA arms and three tumor agnostic, or non-CCA, arms.

The ReFocus Trial has seven different cohorts based on FGFR2 alteration and tumor type (Figure 10). Enrollment is complete in the pivotal expansion cohort in patients with FGFR2-fusion CCA who have not previously received an FGFR inhibitor. With full enrollment of our pivotal cohort and sufficient enrollment of patients across the tumor agnostic arms that we believe will enable us to generate meaningful data, we have closed enrollment for the ReFocus Trial to allow the relevant data to mature and inform our future clinical development decisions.

Figure 10: ReFocus Trial design.

Interim clinical data

In October 2021, we announced initial clinical data from the ReFocus Trial, which suggested robust inhibition of FGFR2 in the first 49 subjects treated as of the September 9, 2021 data cut-off date across all solid tumors.

In September 2022, we announced interim clinical data for lirafugratinib from the FGFRi treatment-naïve, FGFR2-fusion CCA patients in the ReFocus Trial that was presented at the European Society for Medical Oncology, or ESMO, Congress 2022. The interim clinical data were based on an August 1, 2022 cut-off date from both the dose escalation and dose expansion phases of the ReFocus Trial. The interim clinical data included a safety database of 195 patients, with 89 patients treated at a 70 mg QD dose, of which 17 were FGFRi treatment-naïve, FGFR2-fusion CCA patients eligible for efficacy evaluation (patients with measurable disease who had opportunity for two or more tumor assessments to confirm response or discontinued treatment with less than two tumor assessments). This interim clinical data showed confirmed objective response rates, or cORRs, between 58% and 82% in patients treated at specified dose levels and schedules. Most treatment emergent adverse events were expected FGFR2 on-target, low-grade, monitorable, manageable and largely reversible.

In October 2023, we announced initial clinical data for lirafugratinib from the non-CCA tumor agnostic arms of the ReFocus Trial, with a cut-off date of August 23, 2023, which were presented at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. As of the August 23, 2023 cut-off date, the three non-CCA tumor agnostic arms of the trial had enrolled 84 FGFR inhibitor-naïve patients who were efficacy evaluable across 18 tumor types, including 26 patients with FGFR2 fusions, 34 patients with FGFR2 amplifications and 24 patients with FGFR2 mutations. Across these arms of the trial, enrolled patients had received a median of approximately three prior lines of therapy, with the vast majority (94%) having received prior chemotherapy/ADC and nearly half (45%) having received prior targeted therapies. In patients with non-CCA FGFR2 fusions, there was consistent activity across a range of tumor types. The interim clinical data showed encouraging initial FGFR2-fusion tumor-agnostic signal with promising durability. There were also early tumor-agnostic signals of activity in patients with a range of non-CCA FGFR2-amplified tumor types and FGFR2 mutations. The interim clinical data showed objective response rates, or ORRs, between 13% and 35% across non-CCA FGFR2 fusions, amplifications and mutations. The safety analysis from the non-CCA tumor agnostic cohorts, as of the August 23, 2023 cut-off date, was generally consistent with the analysis we disclosed at the ESMO Congress 2022.

We believe that, while the interim clinical data from the ReFocus Trial disclosed to date are preliminary, the data show interim efficacy signals in the FGFRi treatment-naïve, FGFR2-fusion CCA cohort and non-CCA solid tumor expansion cohorts and support our hypothesis that selective inhibition of FGFR2 can improve the treatment for patients with FGFR2-driven tumors.

Migoprotafib (GDC-1971, and formerly known as RLY-1971), an inhibitor of SHP2

Migoprotafib, or GDC-1971, is an oral, small molecule inhibitor of the protein tyrosine phosphatase SHP2 that binds and stabilizes SHP2 in its inactive conformation. SHP2 promotes cancer cell survival and growth through the RAS pathway by transducing signals downstream from RTKs. Additionally, activating SHP2 mutations results in enhanced signaling in the absence of ligand stimulation and has been identified as oncogenic drivers in a range of tumors. As a critical signaling node and regulator, SHP2 drives cancer cell proliferation and plays a key role in the way cancer cells develop resistance to targeted therapies. We believe that inhibition of SHP2 could block a common path that cancer cells exploit to avoid killing by other antitumor agents, thus overcoming or delaying the onset of resistance to those therapies. Our preclinical data for migoprotafib showed minimal inhibition of targets other than SHP2. Migoprotafib has bioavailability suitable for oral dosing, was metabolically stable, and demonstrated favorable pharmacokinetic properties in preclinical in vivo models. As SHP2 is involved in signaling for numerous oncogenes, including EGFR, KRAS G12C and ALK, combination therapy with migoprotafib represents a potential significant therapeutic opportunity.

In the first quarter of 2020, we initiated a Phase 1a clinical trial for migoprotafib as a monotherapy in patients with advanced or metastatic solid tumors. We completed enrollment of this trial in 2022. In December 2020, we entered into the Genentech Agreement, a global collaboration and license agreement with Genentech for the clinical development and commercialization of migoprotafib. Pursuant to the Genentech Agreement, future development for migoprotafib, including the potential to conduct multiple combination studies, is governed by a joint development team between us and Genentech. Genentech initiated the cohort of migoprotafib in combination with GDC-6036, its KRAS G12C inhibitor, in a Phase 1b trial in July 2021. Genentech also initiated a Phase 1b trial of migoprotafib in combination with atezolizumab, its PD-L1 antibody, in August 2022, as well as a Phase 1b trial of migoprotafib in combination with either osimertinib or cetuximab, EGFR inhibitors, in July 2023. Given the range of cancers that are related to SHP2 dependence, we believe migoprotafib has the potential to serve as a combination backbone therapy.

We estimate there are approximately 36,000 patients annually in the United States with advanced lung cancer or colorectal cancer who might benefit from a combination of migoprotafib with another targeted inhibitor. In the future, if migoprotafib advances to earlier lines of combination treatment for lung cancer or colorectal cancer, we believe it could be applied in the treatment of up to approximately 69,000 patients annually in the United States.

Our Discovery Programs

We are deploying our Dynamo platform to advance discovery stage programs across both precision oncology and genetic diseases. As with our lead programs, our precision oncology programs leverage insights into protein conformational dynamics to address high-value, genetically validated oncogenes that previously have been intractable to, or inadequately addressed by, conventional drug-discovery approaches. With respect to our genetic disease programs, we are also leveraging the power of our Dynamo platform to address genetically validated targets in monogenic diseases where genetic alterations lead to disease-causing defects in protein conformational dynamics. In addition to the three clinical candidates described above, we have more than seven active discovery stage programs across both precision oncology and genetic diseases.

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

RLY-2608 and our mutant-PI3Kα inhibitor program

We expect that RLY-2608 will compete against approved medicines, Piqray (alpelisib), a non-selective PI3Kα inhibitor marketed by Novartis for the treatment of PI3Kα mutated HR+, HER2- advanced or metastatic breast cancer and Truqap (capivasertib), an AKT inhibitor marketed by AstraZeneca for the treatment of metastatic breast cancer with a PIK3CA, AKT1 or PTEN alteration. We are aware of other companies developing therapeutics that target both wild-type and mutant PI3Kα, including, but not limited to, Roche Holding AG through its subsidiary Genentech, Celcuity Inc and Totus Medicines. In addition, Loxo Oncology, a subsidiary of Eli Lilly and Company, as well as Scorpion Therapeutics and OnKure, have clinical development programs for mutant-selective PI3Kα inhibitors.

Lirafugratinib (RLY-4008)

While there are currently no approved products that selectively target FGFR2, we are aware of other companies developing therapeutics that selectively target FGFR2, including, but not limited to, Amgen, Russian Pharmaceutical Technologies and Cogent Biosciences. Specifically, we expect lirafugratinib to compete with approved non-selective inhibitors of the FGFR receptor family that are being tested in patients with FGFR2 alterations, including but not limited to, Incyte Corporation

(pemigatinib), Janssen Pharmaceuticals, Inc. (erdafitinib), and Otsuka Holdings Co., Ltd. through its subsidiary Taiho Pharmaceutical Co., Ltd. (futibatinib). Additionally, Eisai Co., Ltd. (tasurgratinib), InnoCare Pharma Limited (gunagratinib), and Tyra Biosciences, Inc. (TYRA-200) also have non-selective FGFR inhibitors in clinical development.

Migoprotafib (GDC-1971)

While there are currently no approved products targeting SHP2, we are aware of other companies in clinical trials developing therapeutics that target SHP2, including, but not limited to, Revolution Medicines, Inc., Novartis International AG, BridgeBio, Jacobio Pharmaceuticals, Inc., Pfizer Inc., and InnoCare Pharma Limited.

Our Collaborations

License Agreements and Strategic Collaborations

Collaboration and License Agreement with D. E. Shaw Research, LLC

On August 17, 2016, we entered into a Collaboration and License Agreement with D. E. Shaw Research, which has since been amended to extend the term and otherwise modify certain of the provisions thereof. We refer to this agreement, as amended and restated from time to time, as the DESRES Agreement. Under the DESRES Agreement, we agreed to collaborate with D. E. Shaw Research to research certain biological targets through the use of D. E. Shaw Research computational modeling capabilities focused on analysis of protein motion, with an aim to develop and commercialize compounds and products directed to such targets. After completing the computational modeling with D. E. Shaw Research and naming a compound development candidate, we develop and commercialize such compounds and products. D. E. Shaw Research has no involvement with the clinical development or potential commercialization of these compounds and products, regardless of any co-ownership rights pursuant to the terms of the DESRES Agreement, and instead receives solely milestone and royalty payments as described below.

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

Work product that we jointly develop with D. E. Shaw Research is initially co-owned with them. Specifically, intellectual property rights covering the composition of matter for migoprotafib and lirafugratinib were initially co-owned by D. E. Shaw Research and us under this arrangement, but are currently solely owned by us. We have the right to have patents claiming certain product candidates (including one claiming migoprotafib) assigned to us upon issuance of those patents. For each Category 1 Target, there is a limit to the number of core compounds and total compounds, including derivatives of core compounds, that can be designated as solely owned by us, subject to certain adjustments. Each of we and D. E. Shaw Research grants to the other a perpetual, irrevocable, non-exclusive license for jointly held intellectual property, subject to certain exclusions.

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

Through December 31, 2023, we have made cash payments to D. E. Shaw Research totaling $44.3 million in the aggregate. On a product-by-product basis, we have also agreed to pay D. E. Shaw Research milestone payments upon the achievement of certain development and regulatory milestone events for products we develop under the DESRES Agreement that are directed to a Category 1 Target or any target that was a Category 1 Target. Our SHP2, FGFR2 and PI3K programs are each directed to Category 1 Targets. Such payments for achievement of development and regulatory milestones total up to $7.3 million in the aggregate for each of the first three products we develop, and up to $6.3 million in the aggregate for each product we develop after the first three.

Additionally, we have agreed to pay D. E. Shaw Research, on a product-by-product basis, with respect to products directed to Category 1 Targets or any target that was a Category 1 Target, royalties in the low single digits on worldwide net sales of products that we commercialize directed to the targets selected for development under the DESRES Agreement, subject to certain reductions. Royalties are payable on a product-by-product and country-by-country basis until the later of twelve years after first commercial sale in such country or the expiration of all applicable regulatory exclusivities in such country. On a product-by-product basis, we also agreed to pay D. E. Shaw Research sales milestone payments up to $36.0 million in the aggregate based on sales of each product directed to a Category 1 Target or any target that was a Category 1 Target. Further, if we enter into transactions granting third parties rights to a Category 1 Target or a compound or product directed to a Category 1 Target or any target that was a Category 1 Target such as our collaboration with Genentech for migoprotafib discussed below, but subject to certain exclusions, we will share with D. E. Shaw Research a percentage of the proceeds of such transactions ranging from the low- to high-single digits, depending on the stage of development of compounds or products directed to such target at the time we enter into such transaction. We also initially agreed to pay D. E. Shaw Research an annual collaboration fee of $7.9 million in August of each year during the initial research term, and such fee was increased by mutual agreement of the parties to $9.9 million in May of 2021. Such increased fee is payable each year between 2021 and 2025.

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

Collaboration and License Agreement with Genentech

On December 11, 2020, we entered into a Collaboration and License Agreement with Genentech, Inc. and F. Hoffmann-La Roche Ltd, collectively referred to as Genentech, which was amended on February 2, 2022, to modify certain terms thereof. We refer to this agreement, as amended from time to time, as the Genentech Agreement. Pursuant to the Genentech Agreement, we and Genentech will collaborate on the development and commercialization of migoprotafib.

Genentech will be responsible for conducting any additional clinical development of migoprotafib, including in any combination trials with Genentech’s compound, GDC-6036, that directly binds to and inhibits KRAS G12C, or other compounds. Genentech initiated the cohort of migoprotafib in combination with GDC-6036, its KRAS G12C inhibitor, in a Phase 1b trial in July 2021. Genentech also initiated a Phase 1b trial of migoprotafib in combination with atezolizumab, its PD-L1 antibody, in August 2022, as well as a Phase 1b trial of migoprotafib in combination with either osimertinib or cetuximab, EGFR inhibitors, in July 2023.

We retain the right to develop migoprotafib or certain other small molecule inhibitors of SHP2 developed under the Genentech Agreement, or a Licensed Candidate, or pharmaceutical product containing a Licensed Candidate, or a Licensed Product, in combination with any of our compounds targeting PI3Kα, including RLY-2608, or FGFR2, including lirafugratinib, which we refer to as a Relay Combination Product.

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

Under the terms of the Genentech Agreement, we received $75.0 million in an upfront payment in 2021, as well as $45.0 million in milestone payments from Genentech through the date of this Annual Report on Form 10-K. We are eligible to receive up to an aggregate of $675.0 million in additional payments upon the achievement of other specified development, commercialization, and sales-based milestones for migoprotafib worldwide, as well as tiered royalties ranging from low-to-mid teens on annual worldwide net sales of migoprotafib, on a country-by-country basis, subject to reduction in certain circumstances. We are also eligible to receive additional royalties in the event of regulatory approval of migoprotafib and Genentech’s compound, GDC-6036, that directly binds to and inhibits KRAS G12C, in combination. During the year ended December 31, 2023, we did not elect to exercise our option to participate in a U.S. profit/cost share with Genentech.

Under the Genentech Agreement, we granted an exclusive, worldwide, royalty-bearing license to Genentech, with the right to sublicense, to develop and commercialize migoprotafib. Between the parties, Genentech has the first right, but not the obligation, to file, prosecute and maintain any patents licensed to it pursuant to the Genentech Agreement, as well as to enforce infringement of or defend claims against such patents that relate to Licensed Candidates and Licensed Products. The parties will share any liabilities or damages arising from the enforcement of such patents or any third-party patent claims.

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

Unless earlier terminated, the Genentech Agreement will remain in effect until the expiration of all Genentech’s royalty payment obligations to us. The parties may terminate the Genentech Agreement for the other party’s material breach or insolvency or, on a country-by-country basis, the failure to obtain merger control under applicable antitrust laws. Additionally, Genentech may terminate the Genentech Agreement for convenience, and we may terminate the Genentech Agreement for certain patent challenges by Genentech or if Genentech has not conducted any research, development, manufacturing, or commercialization activities with respect to any Licensed Candidate or Licensed Product for a specified period.

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

In September 2022, we engaged Foundation Medicine, Inc. to develop its FoundationOne®CDx as a companion diagnostic for lirafugratinib, which we have been using to identify patients with FGFR2 fusions, amplifications and mutations and select rearrangements in CCA who may be appropriate for treatment with lirafugratinib.

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

RLY-2608

As of December 31, 2023, we co-owned with D.E. Shaw Research pending U.S. and foreign patent applications, covering our lead PI3K program, which are directed to the composition of matter for the drug candidates of the program, including RLY-2608, analogs thereof, as well as methods of making and using these compounds. Any U.S. or foreign patents that may issue from this patent family, if granted and all appropriate maintenance fees paid, would be scheduled to expire in 2041, excluding any additional term for patent term adjustment or patent term extension, if applicable.

As of December 31, 2023, we wholly owned pending PCT and foreign patent applications relating to RLY-2608 isotopolog composition of matter, methods of treatment, solid forms and methods of manufacture. Any U.S. or foreign patents that may issue from this patent family, if granted and all appropriate maintenance fees paid, would be scheduled to expire in 2042, excluding any additional term for patent term adjustment or patent term extension, if applicable.

Lirafugratinib (RLY-4008)

As of December 31, 2023, we co-owned with D. E. Shaw Research pending U.S. and foreign patent applications which relate to our FGFR2 inhibitors. Any U.S. or foreign patents that may issue from this patent family, if granted and all appropriate maintenance fees paid, would be scheduled to expire in 2040, excluding any additional term for patent term adjustment or patent term extension, if applicable.

As of December 31, 2023, we wholly owned pending U.S. and foreign patent applications relating to lirafugratinib salts composition of matter, methods of treatment, solid forms and methods of manufacture. Any U.S. or foreign patents that may issue from this patent family, if granted and all appropriate maintenance fees paid, would be scheduled to expire in 2041, excluding any additional term for patent term adjustment or patent term extension, if applicable.

Migoprotafib (GDC-1971)

As of December 31, 2023, we wholly own a U.S. patent which relates to migoprotafib composition of matter, that, if all appropriate maintenance fees are paid, is scheduled to expire in 2039, excluding any additional term for patent term adjustment or patent term extension, if applicable. As of December 31, 2023, we co-owned with D.E. Shaw Research pending U.S. and foreign patent applications covering our SHP2 program, which are directed to the composition of matter for drug candidates of the program, analogs thereof, as well as methods of making and using these compounds. Any U.S. or foreign patents that may issue from this patent family, if granted and all appropriate maintenance fees paid, would be scheduled to expire in 2039, excluding any additional term for patent term adjustment or patent term extension, if applicable. As of December 31, 2023, we wholly owned pending non-provisional patent applications which relate to migoprotafib, solid forms and methods of manufacture. Any U.S. or foreign patent that may issue from these patent applications would be scheduled to expire in 2040, excluding any additional term for patent term adjustment or patent term extension, if applicable.

Pursuant to the Genentech Agreement, we have granted an exclusive, worldwide, royalty-bearing license to Genentech, with the right to sublicense, develop and commercialize migoprotafib and any other SHP2 inhibitors developed under the Genentech Agreement. Genentech has the first right, but not the obligation, to file, prosecute and maintain any patents licensed to it, as well as to enforce infringement of or defend claims against such patents that relate to migoprotafib or other SHP2 inhibitors. See "—Our Collaborations—License Agreements and Strategic Collaborations—Collaboration and License Agreement with Genentech" for more information on the Genentech Agreement.

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

In addition to patent applications, we rely on unpatented trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential know-how are difficult to protect. In particular, we anticipate that with respect to the building of our compound library, our trade secrets and know-how will over time be disseminated within the industry through independent development and public presentations describing the methodology. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our collaborators and scientific advisors and non-competition, non-solicitation, confidentiality and invention assignment agreements with our employees and consultants. We have also executed agreements requiring assignment of inventions with selected consultants, scientific advisors and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee that we will have executed such agreements with all applicable employees and contractors, or that these agreements will afford us adequate protection of our intellectual property and proprietary information rights. In addition, our trade secrets and/or confidential know-how may become known or be independently developed by a third party or misused by any collaborator to whom we disclose such information. These agreements may also be breached, and we may not have an adequate remedy for any such breach. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. For more information regarding the risks related to our intellectual property, please see "Risk Factors—Risks Related to our Intellectual Property."

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

All of our drug candidates are small molecules and are manufactured in synthetic processes from available or custom-made starting materials. The chemistry appears amenable to scale-up and we rely on the specialized equipment of third parties to manufacture our product candidates. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

In March 2022, the FDA released a final guidance entitled "Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics," which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by the FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce development costs and time.

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

Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving Accelerated Approval perform adequate and well-controlled post-marketing clinical trials with due diligence and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted Accelerated Approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or an indication approved if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for Accelerated Approval, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

A drug can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued "Written Request" for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

U.S. post-approval requirements for drugs

Drugs manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as "off-label use") and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.

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

On July 31, 2014, the FDA issued a final guidance document addressing the development and approval process for "In Vitro Companion Diagnostic Devices." According to the guidance document, for novel therapeutic products that depend on the use of a diagnostic test and where the diagnostic device could be essential for the safe and effective use of the corresponding therapeutic product, the companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic, although the FDA recognizes that there may be cases when contemporaneous development may not be possible. However, in cases where a drug cannot be used safely or effectively without the companion diagnostic, the FDA’s guidance indicates it will generally not approve the drug without the approval or clearance of the diagnostic device. The FDA also issued a draft guidance document in July 2016 setting forth the principles for co-development of an in vitro companion diagnostic device with a therapeutic product. The draft guidance describes principles to guide the development and contemporaneous marketing authorization for the therapeutic product and its corresponding in vitro companion diagnostic.

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

Other healthcare laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation: state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs, and responsible individuals may be subject to imprisonment.

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

Current and future healthcare reform legislation

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in 2010, the United States Congress enacted the Affordable Care Act, or ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. The ACA includes provisions of importance to our potential product candidates that:

•
created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;
•
expanded eligibility criteria for Medicaid programs, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•
expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program;

•
expanded the types of entities eligible for the 340B drug discount program;
•
established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
•
created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.  These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

The Inflation Reduction Act of 2022, or the IRA, was signed into law in August 2022. The IRA includes several provisions that could impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. Although the effects of the IRA on our business and the healthcare industry in general are not yet known, we are taking into consideration the potential impact of the IRA on our development and commercialization activities.

In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, the U.S. Department of Health and Human Services, or HHS, also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Clinical trial approval

In April 2014, the EU adopted the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) which replaced the current Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States (meaning no national implementing legislation is required). The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the Clinical Trials Regulation include: a streamlined application procedure via a single-entry point, through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application, as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the concerned EU Member State, however, overall related timelines are defined by the Clinical Trials Regulation.

Drug Review and Approval

In the EU, medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.

•
Centralized authorization procedure—If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opining of the EMA’s Committee for Medicinal Products for Human Use, or, CHMP, the European Commission issues a single marketing authorization valid across the EU and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway). The centralized procedure is compulsory for human medicines derived from biotechnology processes, advanced therapy medicinal products (i.e. gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions and viral diseases, and products designated as orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the European Medicines Agency, or EMA, is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.
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

Drug and market exclusivity

In the EU, innovative products for therapeutic indications that are authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent and data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Orphan drug designation and exclusivity

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. In the EU a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies conducted in compliance with a PIP. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the authorized orphan product; (ii) the marketing authorization holder for the authorized orphan product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.

Regulatory requirements after a marketing authorization has been obtained

If an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•
Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•
The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC and Regulation (EC) No 726/2004. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.
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

Brexit and the regulatory framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the EU, commonly referred to as Brexit, and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain for medicines therefore largely aligns with EU regulations, however, it is possible that these regimes will diverge more significantly in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the "Windsor Framework." This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the European

Union-United Kingdom Joint Committee on March 24, 2023, and the UK government and the EU will therefore enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply starting on January 1, 2025.

Government regulation of the processing of personal data collected outside of the United States

If we continue to enroll subjects in our ongoing or future clinical trials in the EEA and UK, we will continue to be subject to additional data protection restrictions. The collection and use of personal data in the EEA, is governed by the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR applies to the processing of personal data of data subjects in the EEA by any company established in the EEA and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR sets forth data protection obligations for data controllers of personal data, including stringent requirements relating to notifying data subjects about how their personal data are being handled and how they can exercise their data protection rights, ensuring there is a valid legal basis to process personal data (if this is consent, the requirements for obtaining consent carry a higher threshold), requirements to conduct privacy impact assessments for certain “high risk” processing, requirements to appoint a data protection officer where sensitive personal data are processed on a “large scale,” limitations on retention of personal data, mandatory data breach notification in certain circumstances, requirements to ensure appropriate technical measures are in place to safeguard personal data, and “privacy by design” requirements, and also creates direct obligations on service providers acting as data processors.

The GDPR imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA, which may deviate slightly from the GDPR, may result in fines of up to 4% of a company’s global revenues for the preceding financial year, or €20,000,000, whichever is greater. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR will require significant time, resources and expense, and we may be required to put in place additional controls and processes to ensure compliance with the new data protection rules. Further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK but the UK incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set forth the UK’s data protection regime, which is independent from but currently still aligned to the EU’s GDPR. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

Human Capital Resources

As of December 31, 2023, we had 323 full-time employees. 140 of our employees have M.D. or Ph.D. degrees. Within our workforce, 80% of employees are engaged in research and development and 20% are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We believe that our people are among our greatest assets and that a diverse and inclusive organization is more innovative and higher performing. We are committed to increasing representation of under-represented populations at our company, particularly in leadership roles. As of December 31, 2023, among our employees, 47% were female and 53% were male. Among our leadership (which we define as employees at the vice president level and above), approximately 30% were female. As of December 31, 2023, 29% of our employees and 24% of our leadership identify as being from diverse racial and ethnic groups. On our Board of Directors, five of our eight directors are women and/or from a diverse racial and ethnic group.

As part of our efforts to create a diverse and equitable workplace, our diversity, equity, belonging and inclusion leaders, consisting of employees from various functions and positions, provide strategic guidance, senior leader support and an operating budget to fund initiatives related to diversity, equity, belonging and inclusion. In 2023, we deepened our commitment to diversity, equity, belonging and inclusion with company-wide programming including employee-led panels, themed trivia, and other opportunities for team members to celebrate and share cultural heritage.

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

We regularly host company-wide sessions (virtual and onsite) where our employees brainstorm ideas, provide feedback on corporate initiatives, share scientific breakthroughs and recognize each other’s contributions and accomplishments. Instead of an annual employee survey, we conduct quarterly pulse checks to create a feedback-to-action loop, respond in a more timely fashion, celebrate team milestones and continue to leverage our strengths. These quarterly employee surveys help us measure employee engagement and inform future talent initiatives.

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

Available Information

Our website address is www.relaytx.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the "Investors & Media" portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other filings with the SEC unless specifically incorporated herein or therein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our filings with the SEC or documents available on our website, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Research and Development Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through the "Investors & Media" portion of our website.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," before deciding whether to invest in our common stock. We believe the risks described below include risks that are material to us as well as other risks that may adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially harm our business, financial condition, results of operations and growth prospects and could result in a complete loss of your investment. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risks Related to Our Product Candidates

Risks Related to Clinical Development

We have never successfully completed any large-scale, pivotal clinical trials, and we may be unable to do so for any product candidates we develop.

We have not yet demonstrated our ability to successfully complete any large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have three product candidates in clinical development. We may not be able to file INDs for any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays or delays with IND-enabling studies. Moreover, we cannot be sure that once we have submitted an IND, the FDA will allow further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. The FDA or other regulatory authorities may impose a clinical hold before or after a trial begins for a number of reasons outlined in FDA regulations, including if the FDA believes the study drug raises a significant risk of illness or injury. If the FDA imposes a clinical hold, trials may not commence or recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, the submission of an IND does not mean the FDA will allow clinical trials to begin and, if and when clinical trials do commence under an active IND, issues may arise that require suspension or termination of such trials. Further, commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. Regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, to the EMA for each product candidate and, consequently, the ultimate approval and commercial marketing of each product candidate. We have ongoing first-in-human clinical trials, but we do not know whether any of our future clinical trials will begin on time or be completed on schedule, if at all.

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

We have engaged and may continue to engage third parties to develop companion diagnostics for use in our clinical trials, but such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients with the targeted genetic mutations for our clinical trials. Further, if we are required to develop companion diagnostics and are unable to include patients with the targeted genetic mutations, this could compromise our ability to seek participation in the FDA’s expedited review and development programs, including Breakthrough Therapy Designation and Fast Track Designation, or otherwise to seek to accelerate clinical development and regulatory timelines. The FDA has indicated that if we continue RLY-2608 and lirafugratinib in a specific biomarker-defined population, a companion diagnostic device will be required to ensure their safe and effective use. Although we have engaged Foundation Medicine, Inc. to develop its FoundationOne®CDx as a companion diagnostic for lirafugratinib, if any of our current or future third-party companion diagnostic partners is unable or unwilling to obtain or maintain regulatory approval for a companion diagnostic for any of our product candidates, regulatory approval for such product candidates, if obtained at all, may be delayed.

Clinical trial enrollment may be affected by other factors including:

•
the severity of the disease under investigation;
•
the eligibility criteria for the clinical trial in question;
•
the availability of an appropriate genomic screening test;
•
the perceived risks and benefits of the product candidate under study;
•
the resources and efforts required to facilitate timely enrollment in clinical trials;
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

We may also evaluate our current product candidates or any other future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities. We will not be able to market and sell any of our product candidates we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. Pursuant to the Genentech Agreement, Genentech has assumed the development of migoprotafib, including in combination with other compounds. See "Business – Our Collaborations – License Agreements and Strategic Collaborations – Collaboration and License Agreement with Genentech."

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

Our projections of both the number of people who have the diseases our product candidates are targeting, as well as the subset of people with such disease who have the potential to benefit from treatment with any of our product candidates, are based on estimates.

The total addressable market opportunity will ultimately depend upon, among other things, the diagnosis criteria included in the final label, and, if our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with cancers and solid tumors may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates. For example, we recently deprioritized RLY-5836 in order to focus our resources on advancing RLY-2608. These and other prioritization decisions may prove to be the wrong choice and may adversely affect our business.

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

Many of the companies that we compete against or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or earlier stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, we cannot predict whether our current competitive advantages, such as our ability to leverage our Dynamo platform and our relationships with external collaborators, will remain in place in the future. If these or other barriers to entry do not remain in place, other companies may be able to more directly or effectively compete with us.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. See "Business – Governmental Regulation – Insurance coverage and reimbursement."

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our ongoing clinical trials of our product candidates and expect to rely on third parties to conduct future clinical trials, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

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

We, our principal investigators and our CROs are required to comply with regulations, including Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and similar foreign regulatory authorities for any products in clinical development, including the EMA and the MHRA. These regulatory authorities enforce GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or similar foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, these regulatory authorities will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under current Good Manufacturing Practice, or cGMP, regulations. Our failure or the failure of our principal investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we designed our first-in-human clinical trials of our lead product candidates and intend to design the future clinical trials for any other product candidates that we develop, we expect that CROs will conduct all of our clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We are also unable to predict how the effects of ongoing geopolitical conflicts may affect our third-party manufacturers, including any potential disruptions to our global supply chain. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers, which we may not be able to do on reasonable terms, if at all, or manufacture the materials ourselves, for which we may not have the capabilities or resources. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original contract manufacturing organization, or CMO, and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. Changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. We may incur added costs and delays in identifying and qualifying any such replacement. Furthermore, a CMO may possess technology related to the manufacture of our product candidates that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates.

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

We have entered into and may enter into collaborations with third parties for one or more of our programs or product candidates, such as our Genentech Agreement to develop and commercialize migoprotafib. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that any future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them.

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

Under the DESRES Agreement, as amended, we collaborate with D. E. Shaw Research to develop various protein models, a process that depends on D. E. Shaw Research’s use of their proprietary supercomputer, Anton 2. Any disagreements or disputes with D.E. Shaw Research could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition to the computational tools and capabilities we have developed internally, under the DESRES Agreement, we collaborate with D. E. Shaw Research to develop various protein models to make predictions as to how molecules might move in connection with identifying potential new biological targets and prospective drug compounds. There can be no assurance these protein models, or the technology used by D. E. Shaw Research to develop them (including the Anton 2 supercomputer), will provide reliable data or target information, or that the findings from these activities and our subsequent validation efforts will translate into the ability to develop therapeutically effective compounds. Though we have developed and primarily rely on our own robust in-house free energy perturbation, long timescale molecular dynamics, and machine learning capabilities across our preclinical research pipeline, we currently actively collaborate with D. E. Shaw Research on two early preclinical programs. There can be no assurance that this collaboration will continue past the current term of the DESRES Agreement, on favorable terms or at all, or that at any time while the collaboration is in effect D. E. Shaw Research will provide a level of service that benefits our programs in a meaningfully positive manner. While we also have other computational collaborations, mostly focused on developing machine learning models, such collaborations do not provide a substitute for the technology made available through our collaboration with D. E. Shaw Research. The termination of the DESRES Agreement or any significant reduction in our collaboration with D. E. Shaw Research would require us to rely more heavily on these other collaborations and our own internal resources, and may delay or impair our preclinical research efforts.

Furthermore, while the termination of the DESRES Agreement would not directly impact the development of our lead product candidates, we cannot predict the effects such termination could have on our preclinical studies and development efforts and our ability to discover and develop additional product candidates. In particular, the technologies accessed through D. E. Shaw Research, including the Anton 2 supercomputer, are useful aspects of our Dynamo platform, and we do not currently have access to another source of computational power comparable to that provided by the Anton 2 supercomputer. Currently, not only is our collaboration with D. E. Shaw Research for a limited time period, but it is also limited with respect to the number of target proteins available under the collaboration (with such number subject to increases or decreases from year to year, and with the number of total targets across categories capped at twenty, subject to some limitations), which could restrict our ability to broaden our platform across a larger number of targets and programs.

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $342.0 million, $290.5 million, and $363.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. We had an accumulated deficit of $1.4 billion as of December 31, 2023. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our Dynamo drug discovery platform and initial product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

The development of pharmaceutical products is capital-intensive. We have ongoing clinical trials and we are advancing our other product candidates through preclinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or fail to do so on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

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
•
the scope, progress, results and costs of our current and future clinical trials of our lead product candidates and additional preclinical research of our other programs;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect their rights as a common stockholder. We may offer and sell up to an aggregate amount of $300.0 million of our common stock from time to time in "at the market" offerings pursuant to the sales agreement, or the Sales Agreement, with Cowen and Company, LLC, subject to the limitations thereof. As of December 31, 2023, we have sold 3,026,072 shares of common stock under the Sales Agreement. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Unstable market and economic conditions may have adverse consequences on our business, financial condition or results of operations. The global economy, in particular the credit and financial markets, has recently experienced significant volatility and disruptions, including diminished liquidity and credit availability, volatility in commodity prices, declines in consumer confidence and economic growth, and supply chain interruptions. Other factors, including rising interest rates and record inflation, may also increase the general cost of doing business. In 2023, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC, created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur.

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

Our commercial success will depend in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates, and our core technologies, including our novel target discovery technology and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Other than our U.S. patent relating to migoprotafib ( RLY-1971, now referred to as GDC-1971) composition of matter and our U.S. patent relating to lirafugratinib (RLY-4008) composition of matter, we do not own or in-license any issued patents relating to our platform or our lead product candidates under clinical development.

Pursuant to the Genentech Agreement, we have granted an exclusive, worldwide, royalty-bearing license to Genentech, with the right to sublicense, develop and commercialize migoprotafib and any other SHP2 inhibitors developed under the Genentech Agreement. Genentech has the first right, but not the obligation, to file, prosecute and maintain any patents licensed to it, as well as to enforce infringement of or defend claims against such patents that relate to migoprotafib or other SHP2 inhibitors. See "Risks Related to Our Reliance on Third Parties— We have and may enter into other collaborations with third parties for the research, development, manufacture and commercialization of one or more of our programs or product candidates. If these collaborations are not successful, our business could be adversely affected." for a discussion of risks related to the protection of our intellectual property rights under our collaborations.

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

To date, some of the work product created under our agreement with D. E. Shaw Research has been created by D. E. Shaw Research and us, together, and is thus initially co-owned. We have subsequently obtained sole ownership of certain intellectual property relating specifically to some of our clinical candidates (e.g. migoprotafib and lirafugratinib). By virtue of inventorship, we jointly own intellectual property rights pertaining to RLY-2608, but retain the option to obtain sole ownership of intellectual property rights relating to it and other jointly owned PIK3CA inhibitors. We have the first right to prepare, file, prosecute, maintain and defend patents that cover work product jointly created by D. E. Shaw Research and us. If we choose not to exercise those rights with respect to patents and patent applications that cover joint work product, D. E. Shaw Research will have the right to take over such activities, unless such rights are waived, as is the case for our co-owned SHP2 patent applications. The party that is preparing, filing, prosecuting and maintaining a patent that covers joint work product also has the right to enforce such patent against infringers.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our pending patent applications will issue, or that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect our lead product candidates under clinical development or our other product candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned patent portfolio and any patent portfolio we may license in the future may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates, including generic versions of such products.

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

These and similar issues may arise with respect to our collaboration agreements, such as our DESRES Agreement, as amended. While we primarily rely on our own internal computational capabilities, we currently actively collaborate with D. E. Shaw Research on two preclinical research programs, and there can be no assurance that this collaboration will continue past the current term of the DESRES Agreement, on favorable terms or at all, or that at any time while the collaboration is in effect D. E. Shaw Research will provide any particular level of services or that the parties will operate under the agreement without disputes. These disputes may involve ownership or control of intellectual property rights, exclusivity obligations, diligence and payment obligations, for example.

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

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional data collection restrictions. Privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data of individuals in the EEA, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, providing notice to the individuals to whom the personal data relates regarding data processing activities, implementing safeguards to protect the privacy and security of personal data, implementing processes to handle requests from individuals to exercise their data protection rights, maintaining records of our processing activities and to document data protection impact assessments where there is high risk processing, providing notification of data breaches in certain circumstances, and taking certain measures when engaging third-party processors or sub-processors. The GDPR focuses on accountability of data controllers (such as us) and requires us to put in place all technical and organizational measures (privacy by design and by default) to ensure that we meet our obligations. Penalties under the GDPR include fines of up to €10,000,000 or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to €20,000,000 or up to 4% of our total worldwide annual turnover for more serious offenses. EEA Member States have adopted implementing national laws to implement the GDPR which may partially deviate from the GDPR, and the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country, so we do not expect to operate in a uniform legal landscape in the EU.

Further to the UK’s exit from the EU on January 31, 2020, the UK incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018, or collectively, UK GDPR, set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the UK is recognized as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted, or the UK Adequacy Decision. Likewise, the UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has introduced a Data Protection and Digital Information Bill, or UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the European Commission, or EC. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

The GDPR imposes strict rules on the transfer of personal data out of the EEA and UK to the U.S. or other regions that have not been deemed to offer "adequate" privacy protections. On June 4, 2021, the EC issued new forms of standard contractual clauses, or SCCs, for data transfers from controllers or processors in the EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EEA (and not subject to the EU GDPR). The new SCCs replace the SCCs that were adopted previously under the Data Protection Directive. The UK is not subject to the EC’s new SCCs but has published its own standard clauses, the International Data Transfer Agreement, which enables transfers from the UK. We will be required to implement these new safeguards in the event these safeguards are used as our basis for conducting restricted data transfers under the EU GDPR and UK GDPR and doing so may require significant effort and cost. If relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data.

In July 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework, or the Framework, the successor of the EU-U.S. Privacy Shield framework, which the Court of Justice of the European Union invalidated in 2020. On the basis of the new adequacy decision, personal data can flow safely from the EU to U.S. companies participating in the Framework, without having to put in place additional data protection safeguards. However, the long term validity of the Framework, which has already been challenged in court, remains uncertain.

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

In connection with the clinical development of our product candidates for certain indications, we have engaged and may continue to engage third parties to develop or obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our product candidates. For example, we have engaged Foundation Medicine, Inc. to develop its FoundationOne®CDx as a companion diagnostic for lirafugratinib. The FDA has indicated that if we continue RLY-2608 and lirafugratinib in a specific biomarker-defined population, a companion diagnostic device will be required to ensure their safe and effective use. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. The FDA and similar foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

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

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and governments of foreign jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. See "Business – Government Regulation – Other Healthcare Laws."

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

In January 2022, the FDA granted orphan drug designation to lirafugratinib for the treatment of cholangiocarcinoma. As part of our business strategy, we may seek orphan drug designation for certain of our other product candidates as well, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in the EU, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan designation in respect of a product if it can be shown that (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers. In October 2022, the EMA adopted a positive opinion on the orphan designation application for lirafugratinib for the treatment of biliary tract cancer.

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that a product no longer meets the criteria for orphan designation, including if the product is sufficiently profitable so that market exclusivity is no longer justified. The European Commission introduced a legislative proposal in April 2023 that, if implemented, could reduce the current ten-year marketing exclusivity period for certain orphan medicines to nine years (or five years for well-established use orphan medicines).

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

We may seek approval of our product candidates, where applicable, under the FDA's accelerated approval pathway. This pathway, even if granted for any of our current or future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval in the United States.

We may seek accelerated approval of our current and/or future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Under FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we do seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See "Business – Governmental Regulation – Current and future healthcare reform legislation."

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of December 31, 2023, we had 323 full-time employees. In the future, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, insider threats, foreign governments, and cyber terrorists, has generally increased as the frequency, persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased, including potentially in connection with the ongoing conflict between Russia and Ukraine. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including insider threats and outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies, or generated using artificial intelligence. In addition, changes in how our employees work and access our systems, which began during the COVID-19 pandemic and continue today, when part of our workforce is working remotely, could also lead to opportunities for bad actors to launch cyber-attacks or for employees to cause inadvertent or intentional security risks or incidents. The prevalent use of mobile devices also increases the risk of data security incidents.

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

Natural disasters or pandemics similar to the COVID-19 pandemic could disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the facilities of our third-party contract manufacturers or CROs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities or the facilities of our third-party contract manufacturers or CROs are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $5.95 to an intraday high of $64.37 through February 16, 2024. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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

As of December 31, 2023, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 54.3% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2023 we had federal net operating loss carryforwards of approximately $498.0 million, and our ability to utilize those net operating loss carryforwards could be limited by an "ownership change" as described above.

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

As a public company, we have incurred and expect to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cyber Risk Management and Strategy

We have implemented and maintain a cybersecurity risk management program that includes processes for the identification, assessment and mitigation of cybersecurity risks. This process is overseen by the Director of IT Operations and Information Security, or the IT Director, and includes periodic security assessments, audits, and testing, which are informed by industry standards and supported by cybersecurity technologies, including automated tools, designed to monitor, identify and address cybersecurity risks. We periodically engage with third parties to support these efforts. We maintain internal information security policies, including an incident response plan, which are reviewed by or at the direction of the IT Director and are updated periodically to reflect material changes and improvement in our information security practices. We have a process to assess and review the cybersecurity practices of third-party vendors and service providers prior to onboarding and periodically throughout the engagement, including through vendor questionnaires and contractual requirements, as appropriate.

Governance Related to Cybersecurity Risks

The IT Director oversees and manages the day-to-day functions of our cybersecurity risk management program. The IT Director reports to the VP of Information Technology and Facilities, or VP of IT. The IT Director and VP of IT roles are both held by individuals who each have over twenty years of professional information technology, or IT, management experience. The VP of IT meets regularly with the Audit Committee to report on and discuss information security and technology risks to our business, including our cyber risk management programs, controls and procedures. The VP of IT and the Audit Committee also conduct a high-level review of the threat landscape facing our business, discuss risk mitigation strategies and the prioritization of our remediation efforts.

The IT Director meets periodically with members of the Relay Information Security Council, or RISC, which is comprised of the VP of IT and senior leaders from various functions, including finance, legal, human resources, corporate development and research and development. The RISC provides input to the IT Director in connection with proposed cyber strategies as it relates to potential business impacts from new or proposed technologies and security solutions across the organization, including implementation strategies designed to address potential risks and disruptions to the business. In the event we or one of our business partners experiences a cybersecurity incident, the RISC is responsible for assisting in evaluating the incident, including whether any disclosure of the incident is required. The VP of IT reports to the Audit Committee on cyber initiatives and implementation resulting from RISC discussions.

Through the Audit Committee, the Board of Directors is informed of: (i) security initiatives, (ii) existing and emerging cybersecurity risks, including cybersecurity incidents; and (ii) any disclosure obligations arising from any cybersecurity incidents. The Board of Directors oversees our general risk management strategy and the most significant risks facing our business, and is responsible for ensuring that appropriate risk mitigation strategies are implemented.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol "RLAY" on the Nasdaq Global Market and has been publicly traded since July 16, 2020. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of February 1, 2024, there were approximately 47 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in "nominee" or "street" name.

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

Stock Performance Graph

The following performance graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

In July 2020, we issued 23,000,000 shares of our common stock in our IPO at a price of $20.00 per share. The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from July 16, 2020, the closing market price on the first trading day of our common stock, through December 31, 2023. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on July 16, 2020 and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of, nor is it intended to forecast, future stock price performance.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. As a result of many factors, including those factors set forth in the "Risk Factors" section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are advancing a pipeline of medicine candidates to address targets in precision oncology and genetic disease, including our lead product candidates described below.

•
RLY-2608.
•
ReDiscover Trial. RLY-2608 is the lead program in our efforts to discover and develop mutant selective inhibitors of PI3Kα. In December 2021, we dosed the first patient in a first-in-human clinical trial for RLY-2608, the first known allosteric, pan-mutant and isoform-selective phosphoinostide 3 kinase alpha, or PI3Kα, inhibitor in clinical development, or the ReDiscover Trial. In April 2022, we initiated the second arm of the dose escalation part of this trial, evaluating RLY-2608 in combination with fulvestrant for patients with HR+, HER2–, PI3Kα-mutated, locally advanced or metastatic breast cancer. In July 2023, we initiated a dose expansion cohort in patients with PI3Kα-mutant, HR+, HER2- locally advanced or metastatic breast cancer, with patients receiving a 600 mg twice daily, or BID, dose of RLY-2608 in combination with fulvestrant. In the fourth quarter of 2023, we initiated two additional dose expansion cohorts of RLY-2608 in combination with fulvestrant – a second 600 mg BID cohort as well as one at 400 mg BID. In the fourth quarter of 2023, we also initiated a triplet combination arm with RLY-2608, fulvestrant and the cyclin dependent kinase 4/6, or CDK 4/6, inhibitor ribociclib.
•
Clinical Data. We believe that, overall, while the interim clinical data from the ReDiscover Trial disclosed to date are preliminary, the data support selective target engagement across doses and mutation types with an encouraging interim safety and tolerability profile.
•
Lirafugratinib (RLY-4008).
•
ReFocus Trial. Lirafugratinib, or RLY-4008, is a potent, selective and oral small molecule inhibitor of fibroblast growth factor receptor 2, or FGFR2. In the third quarter of 2020, we initiated a first-in-human clinical trial for lirafugratinib, or the ReFocus Trial, which is a two-part global trial in patients with FGFR2-altered tumors. The first part of the trial, or the dose escalation, is complete, and the second part of the trial, or the dose expansion, is ongoing at a 70 mg once daily, or QD, recommended Phase 2 dose. The dose expansion part of the trial includes four cholangiocarcinoma, or CCA, arms and three tumor agnostic (non-CCA) arms. With full enrollment of our pivotal cohort in patients with FGFR2-fusion CCA who have not previously received an FGFR inhibitor and sufficient enrollment of patients across the tumor agnostic arms that we believe will enable us to generate meaningful data, we have closed enrollment for the ReFocus Trial to allow the relevant data to mature and inform our future clinical development decisions.
•
Clinical Data. We believe that while the interim clinical data from the ReFocus Trial disclosed to date are preliminary, the data show interim efficacy signals in the CCA pan-FGFR, or FGFRi, treatment-naïve, FGFR2-fusion CCA cohort and non-CCA solid tumor expansion cohorts and further support our hypothesis that selective inhibition of FGFR2 can improve the treatment for patients with FGFR2-driven tumors. Additionally, the safety analysis from the interim clinical data disclosed to date for the CCA cohorts and tumor agnostic cohorts has been generally consistent. Most treatment emergent adverse events were expected FGFR2 on-target, low-grade, monitorable, manageable and largely reversible.
•
Migoprotafib (GDC-1971, formerly known as RLY-1971). In the first quarter of 2020, we initiated a Phase 1a clinical trial for RLY-1971, our inhibitor of Src homology region 2 domain-containing phosphatase-2, or SHP2, as a monotherapy in patients with advanced or metastatic solid tumors. We completed enrollment of this trial in 2022. In December 2020, we entered into a global collaboration and license agreement with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of RLY-1971 (now referred to as migoprotafib, or GDC-1971), or the Genentech Agreement. Genentech initiated the cohort of migoprotafib in combination with GDC-6036, its KRAS G12C inhibitor, in a Phase 1b trial in July 2021. Genentech also initiated a Phase 1b trial of migoprotafib in combination with atezolizumab, its PD-L1 antibody, in August 2022, as well as a Phase 1b trial of migoprotafib in combination with either osimertinib or cetuximab, EGFR inhibitors, in July 2023.

While our initial focus is on precision oncology, we believe our Dynamo platform may also be broadly applied to other areas of precision medicine, such as genetic diseases. In addition to the clinical stage product candidates described above, we have more than seven active discovery stage programs across both precision oncology and genetic diseases. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of our therapies.

We were incorporated in May 2015. We have devoted substantially all of our resources to developing our lead product candidates, developing our innovative computational and experimental approaches on protein motion, building our intellectual property portfolio, business planning, raising capital, and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of preferred stock and common stock, convertible debt, and proceeds from public offerings of our common stock. We have also received an aggregate of $111.8 million in connection with the Genentech Agreement through December 31, 2023.

In August 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in "at-the-market" offerings through Cowen, as our sales agent, or At-the-Market Offerings. As of December 31, 2023, we have sold 3,026,072 shares of common stock under the Sales Agreement, from which we have received proceeds of $30.3 million, which are net of $0.8 million in commissions paid to Cowen and other offering expenses.

In January 2024, we entered into a securities purchase agreement with Nextech Crossover I SCP for the private placement of 2,500,000 shares of common stock at $12.00 per share, or the Private Placement. The aggregate gross proceeds for the Private Placement were approximately $30.0 million, before deducting offering expenses payable by us in 2024.

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

On April 15, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, and on April 22, 2021, we acquired ZebiAI Therapeutics, Inc., or ZebiAI. Pursuant to the Merger Agreement, upfront consideration included (a) payment of approximately $20.0 million in cash and (b) issuance of 1,914,219 shares of our common stock at an aggregate fair value of $61.8 million, both transferred to ZebiAI’s former stockholders, option holders, and warrant holders, or the ZebiAI Holders, upon closing. In addition, (i) the ZebiAI Holders are eligible to receive up to $85.0 million in payments upon the achievement of certain platform or program milestones, payable in shares of our common stock, or the Contingent Milestone Payments, a portion of which was paid to the ZebiAI Holders in 2022 and 2023, and (ii) we will pay 10% of payments we receive within three years of the closing date of the Merger Agreement from partnering, collaboration, or other agreements related to ZebiAI’s platform, up to an aggregate maximum amount of $100.0 million, payable in cash to the ZebiAI Holders.

In December 2020, we entered into the Genentech Agreement with Genentech for the development and commercialization of migoprotafib. Under the terms of the Genentech Agreement, we received $75.0 million in an upfront payment in 2021, as well as $45.0 million in milestone payments from Genentech as of the date of this Annual Report on Form 10-K. We are eligible to receive up to an aggregate of $675.0 million in additional payments upon the achievement of other specified development, commercialization, and sales-based milestones for migoprotafib worldwide, as well as tiered royalties ranging from low-to-mid teens on annual worldwide net sales of migoprotafib, on a country-by-country basis, subject to reduction in certain circumstances. We are also eligible to receive additional royalties in the event of regulatory approval of migoprotafib and Genentech’s compound, GDC-6036, that directly binds to and inhibits KRAS G12C, in combination. During the year ended December 31, 2023, we elected to not exercise our option to participate in a U.S. profit/cost share with Genentech, or the Opt-In Right. We also retain the right to develop migoprotafib in combination with our FGFR2 and PI3Kα programs.

Inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as public health crises, global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section "Risk Factors" in this Annual Report on Form 10-K. We do not believe that such factors had a material adverse impact on our results of operations during the years ended December 31, 2023, 2022, and 2021.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $342.0 million, $290.5 million, and $363.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $1.4 billion. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate increasing operating losses for at least the next several years.

We anticipate that our expenses will increase substantially if and as we:

•
conduct our current and future clinical trials of our lead product candidates;
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

We believe our cash, cash equivalents, and investments of $750.1 million as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

Our lead product candidates are in clinical development. We also have more than seven active discovery stage programs across both precision oncology and genetic diseases. Costs incurred for these programs include costs incurred to support our discovery research and translational science efforts up to the initiation of first-in-human clinical development. Platform research and other research and development activities include costs that are not specifically allocated to active product candidates, including facilities costs, depreciation expense and other costs. Employee related expenses include salary, wages, stock compensation, and other costs related to our personnel, which are not allocated to specific programs or activities.

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

The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•
the scope, rate of progress, expense, and results of our preclinical development activities, any future clinical trials of our lead product candidates, or other product candidates and other research and development activities that we may conduct;
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue to conduct clinical trials of our lead product candidates, as well as identify and develop additional product candidates.

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

As of December 31, 2023, we had Federal NOL carryforwards of $498.0 million available to reduce taxable income, of which $43.1 million expire beginning in 2035 and $454.9 million do not expire.

As of December 31, 2023, we had state NOL carryforwards of $559.7 million available to reduce future state taxable income, which expire at various dates beginning in 2035.

As of December 31, 2023, we had Federal research and development tax credit carryforwards of $38.9 million, which begin to expire in 2035.

As of December 31, 2023, we had state research and development tax credit carryforwards of $8.5 million, which begin to expire in 2030.

Results of Operations

Comparison of years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022
	(in thousands)
License and other revenue	$25,546	$1,381	$24,165
Operating expenses:
Research and development expenses	$330,018	$246,355	$83,663
Change in fair value of contingent consideration liability	(6,422)	(11,677)	5,255
General and administrative expenses	74,950	65,978	8,972
Total operating expenses	398,546	300,656	97,890
Loss from operations	(373,000)	(299,275)	(73,725)
Other income, net	31,027	8,766	22,261
Net loss	$(341,973)	$(290,509)	$(51,464)

License and Other Revenue

We recognized license and other revenue of approximately $25.5 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively. The increase of $24.1 million was primarily due to our election to not exercise the Opt-In Right under the Genentech Agreement during the year ended December 31, 2023. In connection therewith, the transaction price was increased by $25.0 million in variable consideration previously constrained, all of which was recognized as revenue during the year ended December 31, 2023, since each of the performance obligations under the Genentech Agreement were complete as of December 31, 2023. By comparison, we only recognized revenue for research and development services provided under the Genentech Agreement during the year ended December 31, 2022.

Research and Development Expenses

The following summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022
	(in thousands)
External costs for programs in clinical trials	$101,055	$51,094	$49,961
External costs for platform technologies and preclinical programs	74,474	80,612	(6,138)
Employee related expenses	125,471	93,118	32,353
Other expenses	29,018	21,531	7,487
Total research and development expenses	$330,018	$246,355	$83,663

Research and development expenses were $330.0 million for the year ended December 31, 2023 compared to $246.4 million for the year ended December 31, 2022. The increase of $83.7 million was due to $50.0 million of additional external costs in connection with the clinical trials for our lead product candidates, as well as $32.4 million of additional employee costs from increased headcount in our research and development functions, including an increase in stock compensation expense of $17.7 million.

Change in Fair Value of Contingent Consideration Liability

The change in fair value of our contingent consideration liability for Contingent Milestone Payments under the Merger Agreement with ZebiAI was a decrease of $6.4 million for the year ended December 31, 2023 compared to a decrease of $11.7 million for the year ended December 31, 2022. The fluctuation of $5.3 million was primarily attributable to changes in the assumptions underlying the fair value measurement between periods, which we expect to continue through the date on which the milestones must either be achieved or contractually expire.

General and Administrative Expenses

General and administrative expenses were $75.0 million for the year ended December 31, 2023 compared to $66.0 million for the year ended December 31, 2022. The increase of $9.0 million was primarily due to an increase in stock compensation expense, offset by decreases in other employee compensation costs, insurance fees, and other expenses.

Other Income, Net

Other income, net, was $31.0 million for the year ended December 31, 2023 compared to $8.8 million for the year ended December 31, 2022. The increase of $22.3 million was primarily a result of changes in interest rates.

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

License and Other Revenue

We recognized license and other revenue of approximately $1.4 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively. The decrease of $1.6 million was primarily related to (a) the decrease in research and development services provided under the Genentech Agreement, as we completed enrollment of the Phase 1 clinical trial of migoprotafib in 2022 and were nearing completion of trial activities as of December 31, 2022, and (b) revenue recognized upon the transfer of active pharmaceutical ingredient during the year ended December 31, 2021, for which no revenue was recognized during the year ended December 31, 2022.

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

Research and development expenses were $246.4 million for the year ended December 31, 2022 compared to $172.7 million for the year ended December 31, 2021. The increase of $73.7 million was primarily due to $32.7 million of additional external costs in connection with the clinical trials for our lead product candidates, as well as $24.7 million of additional employee costs from increased headcount in our research and development functions, including an increase in stock compensation expense of $5.7 million.

In-Process Research and Development Expenses

In-process research and development expenses of $123.0 million were recognized during the year ended December 31, 2021 in connection with the acquisition of ZebiAI. No such expenses were incurred during the year ended December 31, 2022.

Loss on Initial Consolidation of Variable Interest Entity

Loss on initial consolidation of variable interest entity of $11.9 million was recognized during the year ended December 31, 2021 in connection with the acquisition of ZebiAI. No such expenses were incurred during the year ended December 31, 2022.

Change in Fair Value of Contingent Consideration Liability

The change in fair value of our contingent consideration liability for Contingent Milestone Payments under the Merger Agreement with ZebiAI was a decrease of $11.7 million for the year ended December 31, 2022 compared to an increase of $2.8 million for the year ended December 31, 2021. The fluctuation of $14.5 million was primarily attributable to changes in the assumptions underlying the fair value measurement between periods, which we expect to continue through the date on which the milestones must either be achieved or contractually expire.

General and Administrative Expenses

General and administrative expenses were $66.0 million for the year ended December 31, 2022 compared to $57.4 million for the year ended December 31, 2021. The increase of $8.6 million was primarily due to $9.2 million of additional employee costs from increased headcount in our general and administrative functions, including an increase of $1.9 million in stock compensation expense, offset by individually insignificant fluctuations in other general and administrative expenses.

Other Income (Expense), Net

Other income, net, was $8.8 million for the year ended December 31, 2022 compared to $0.8 million for the year ended December 31, 2021. The increase of $7.9 million was primarily a result of changes in interest rates.

Liquidity and Capital Resources

As of December 31, 2023, we had cash, cash equivalents, and investments of $750.1 million.

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. To date, we have principally financed our operations through private placements of preferred stock and common stock, convertible debt and proceeds from public offerings of our common stock.

In July 2020, we closed our initial public offering and issued 23,000,000 shares of common stock for proceeds of $425.3 million, which was net of $34.7 million in underwriting discounts and commissions, as well as other offering expenses. Prior to our initial public offering, we received gross proceeds of $520.0 million from sales of preferred stock and issuance of convertible debt. We received an upfront payment of $75.0 million from Genentech pursuant to the Genentech Agreement in January 2021, as well as $45.0 million in milestone payments as of the date of this Annual Report on Form 10-K.

In August 2021, we filed a universal shelf registration statement on Form S-3ASR with the SEC, or the 2021 Shelf, to register for sale an amount of our common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective upon filing with the SEC (File No. 333-258768).

In August 2021, we entered into the Sales Agreement with Cowen pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in At-the-Market Offerings through Cowen, as our sales agent. As of December 31, 2023, we have sold 3,026,072 shares of common stock under the Sales Agreement, from which we have received proceeds of $30.3 million, which are net of $0.8 million in commissions paid to Cowen and other offering expenses.

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

In January 2024, we entered into a securities purchase agreement with Nextech Crossover I SCP for the Private Placement. The aggregate gross proceeds for the Private Placement were approximately $30.0 million, before deducting offering expenses payable by us in 2024.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash used in operating activities	$(300,316)	$(229,490)	$(74,406)
Cash provided by (used in) investing activities	257,634	(188,745)	(479,511)
Cash provided by financing activities	34,753	289,910	388,090
Net decrease in cash, cash equivalents, and restricted cash	$(7,929)	$(128,325)	$(165,827)

Operating Activities

During the year ended December 31, 2023, we used $300.3 million of cash on operating activities, primarily resulting from our net loss of $342.0 million and cash used to fund changes in our operating assets and liabilities of $32.5 million, offset by non-cash charges of $74.1 million.

During the year ended December 31, 2022, we used $229.5 million of cash on operating activities, primarily resulting from our net loss of $290.5 million, offset by non-cash charges of $49.8 million and cash provided by changes in our operating assets and liabilities of $11.2 million.

During the year ended December 31, 2021, we used $74.4 million of cash on operating activities, primarily resulting from our net loss of $363.9 million, offset by non-cash charges of $192.1 million and cash provided by changes in our operating assets and liabilities of $97.3 million.

Investing Activities

During the year ended December 31, 2023, net cash provided by investing activities was $257.6 million, consisting of $261.8 million in proceeds from net maturities of investments, offset by $4.1 million for the acquisition of property and equipment.

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

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $34.8 million, primarily consisting of $30.3 million in net proceeds from At-the-Market Offerings, as well as $4.5 million in proceeds from stock option exercises and purchases under our Employee Stock Purchase Plan, or ESPP.

During the year ended December 31, 2022, net cash provided by financing activities was $289.9 million, primarily consisting of $284.7 million in net proceeds from the September 2022 Offering, as well as $5.2 million in proceeds from stock option exercises and purchases under our ESPP.

During the year ended December 31, 2021, net cash provided by financing activities was $388.1 million, primarily consisting of $382.2 million in net proceeds from the October 2021 Offering, as well as $5.9 in proceeds from stock option exercises and purchases under our ESPP.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing clinical development activities related to our product candidates and the ongoing preclinical development activities of our other programs. In addition, we continue to incur additional costs associated with operating as a public company. We expect that our expenses will increase substantially as discussed in more detail in "— Overview" above.

As of December 31, 2023, we had cash, cash equivalents, and investments of $750.1 million. We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the development of our product candidates, as well as our preclinical programs, and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors, resulting from public health epidemics or outbreaks of infectious disease or ongoing geopolitical conflicts and related global economic sanctions;
•
the scope, progress, results, and costs of our current and future clinical trials of our lead product candidates and additional preclinical research of our other programs;
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

Contractual Obligations and Commitments

Intellectual Property License

On June 15, 2020, we entered into an Amended and Restated Collaboration and License Agreement, or DESRES Agreement, with D. E. Shaw Research, LLC, or D. E. Shaw Research, extending the term and otherwise modifying the terms of the Collaboration and License Agreement originally entered into on August 17, 2016. The DESRES Agreement provides that the parties will jointly conduct research efforts with the goal of identifying and developing product candidates. On a product-by-product basis, we have agreed to pay D. E. Shaw Research milestone payments upon the achievement of certain development and regulatory milestone events for products we develop under the DESRES Agreement that are directed to a Category 1 Target or any target that was a Category 1 Target. Such payments for achievement of development and regulatory milestones total up to $7.3 million in the aggregate for each of the first three products we develop and up to $6.3 million in the aggregate for each product we develop after the first three. In addition, we are obligated to pay D. E. Shaw Research royalty payments, as defined in the DESRES Agreement. We assessed the milestone and royalty events under the DESRES Agreement as of December 31, 2023 and 2022, concluding no such payments were due as of the balance sheet dates.

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

399 Binney Street

In December 2017, we entered into a facility lease agreement for approximately 44,336 square feet of office and laboratory space at 399 Binney Street, Cambridge, Massachusetts 02139, which was increased to 44,807 square feet in January 2018. We gained control of the space in January 2019 and the lease expires in April 2029, subject to certain renewal options, which have not been included in the measurement of our right of use asset and lease liability on the balance sheet through December 31, 2023. In September 2020, we entered into an amendment to our existing facility lease agreement to expand the leased area by approximately 1,824 square feet of office space at 399 Binney Street, Cambridge, Massachusetts 02139. The amendment commenced in October 2020 and also expires in April 2029, subject to certain renewal options, which have also not been included in the measurement of our right of use asset and lease liability on the balance sheet through December 31, 2023. We provided a letter of credit in connection with our facility lease agreement in the amount of $0.9 million with a financial institution, which expires commensurate with the lease in April 2029.

60 Hampshire Street

In May 2021, the Company entered into an agreement to lease approximately 41,474 square feet of office and laboratory space at 60 Hampshire Street, Cambridge, Massachusetts 02139. We gained control of the space in July 2022 and the lease expires in June 2032. There are no renewal options. We provided a letter of credit in connection with the agreement in the amount of $1.8 million with a financial institution, which expires commensurate with the lease in June 2032.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of December 31, 2023, our cash equivalents consisted of money market funds. As of December 31, 2023, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes in federal interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2023, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of December 31, 2023, we had no debt outstanding and, therefore, are not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates), but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the years ended December 31, 2023, 2022, and 2021. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Relay Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Relay Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Relay Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 22, 2024

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months December 31, 2023, none of our directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement (excluding the information under the subheading "Pay Versus Performance") to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, United States, PCAOB Auditor ID 42.

The information required by this Item 14 will be set forth in the section headed " – Ratification of the Appointment of Ernst & Young LLP as Relay Therapeutics’ Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2024" in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Relay Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Relay Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Valuation of Contingent Milestone Payments Liability
Description of the Matter

As discussed in Notes 3 and 10 to the consolidated financial statements, the Company’s acquisition-related Contingent Milestone Payments Liability is remeasured to its estimated fair value each reporting period. As of December 31, 2023, the acquisition-related Contingent Milestone Payments Liability was $8.2 million.

Auditing the valuation of the Contingent Milestone Payments Liability was especially subjective and judgmental due to the significant estimation required in determining the fair value. In particular, the fair value estimate was sensitive to significant assumptions including the probability of milestone achievement.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of the Contingent Milestone Payments Liability. For example, we tested controls over management’s review of the valuation model and the significant assumptions utilized in the calculation, which is the probability of achieving certain platform and program-related milestones.

To test the valuation of the Contingent Milestone Payments Liability, we performed audit procedures that included, among others, assessing the terms of the arrangement, evaluating the methodology used, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data. For example, to test the estimated probability of achieving milestones, we considered the stage of development of the research in relation to relevant external data and discussed these probabilities with the Company’s executives, including those in research and development. In addition, we performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value of the Contingent Milestone Payments Liability resulting from changes in the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

February 22, 2024

Relay Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$143,736	$151,794
Investments	606,350	847,123
Accounts receivable	—	306
Contract asset	—	4,913
Prepaid expenses	16,702	12,110
Other current assets	3,315	3,259
Total current assets	770,103	1,019,505
Property and equipment, net	10,901	11,634
Operating lease assets	57,969	63,754
Restricted cash	2,707	2,578
Intangible asset	2,300	2,300
Total assets	$843,980	$1,099,771
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,211	$10,578
Accrued expenses	14,890	22,703
Operating lease liabilities	4,964	4,276
Other current liabilities	1,204	26,152
Total current liabilities	30,269	63,709
Operating lease liabilities, net of current portion	48,502	53,466
Contingent consideration liability	13,206	32,378
Total liabilities	91,977	149,553
Commitments and contingencies (Note 12)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of December 31, 2023, and December 31, 2022; 127,462,409 and 121,112,234 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	127	121
Additional paid-in capital	2,152,654	2,019,126
Accumulated other comprehensive loss	(196)	(10,420)
Accumulated deficit	(1,400,582)	(1,058,609)
Total stockholders’ equity	752,003	950,218
Total liabilities and stockholders’ equity	$843,980	$1,099,771

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
License and other revenue	$25,546	$1,381	$3,029
Total revenue	25,546	1,381	3,029
Operating expenses:
Research and development expenses	$330,018	$246,355	$172,650
In-process research and development expenses	—	—	123,000
Loss on initial consolidation of variable interest entity	—	—	11,855
Change in fair value of contingent consideration liability	(6,422)	(11,677)	2,836
General and administrative expenses	74,950	65,978	57,386
Total operating expenses	398,546	300,656	367,727
Loss from operations	(373,000)	(299,275)	(364,698)
Other income:
Interest income	31,045	8,786	830
Other expense	(18)	(20)	(4)
Total other income, net	31,027	8,766	826
Net loss	$(341,973)	$(290,509)	$(363,872)
Net loss per share, basic and diluted	$(2.79)	$(2.59)	$(3.82)
Weighted average shares of common stock, basic and diluted	122,576,527	112,233,649	95,136,719
Other comprehensive loss:
Unrealized holding gain (loss)	10,224	(9,332)	(1,152)
Total other comprehensive gain (loss)	10,224	(9,332)	(1,152)
Total comprehensive loss	$(331,749)	$(299,841)	$(365,024)

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2020	89,906,835	$90	$1,167,367	$64	$(404,228)	$763,293
Issuance of common stock upon acquisition of ZebiAI	1,914,219	2	62,990	—	—	62,992
Issuance of common stock through follow-on offering, net	15,188,679	15	382,195	—	—	382,210
Issuance of common stock through exercise of stock options	996,536	1	4,738	—	—	4,739
Issuance of common stock via employee stock purchase plan	43,685	1	1,140	—	—	1,141
Vesting of restricted common stock	84,489	—	3	—	—	3
Vesting of restricted stock units	75,875	—	—	—	—	—
Stock compensation expense	—	—	48,454	—	—	48,454
Unrealized loss on investments	—	—	—	(1,152)	—	(1,152)
Net loss	—	—	—	—	(363,872)	(363,872)
Balances at December 31, 2021	108,210,318	$109	$1,666,887	$(1,088)	$(768,100)	$897,808
Issuance of common stock upon milestone achievement	301,939	—	6,203	—	—	6,203
Issuance of common stock through follow-on offering, net	11,320,755	11	284,733	—	—	284,744
Issuance of common stock through exercise of stock options	757,873	1	3,479	—	—	3,480
Issuance of common stock via employee stock purchase plan	123,019	—	1,686	—	—	1,686
Vesting of restricted stock units	398,330	—	—	—	—	—
Stock compensation expense	—	—	56,138	—	—	56,138
Unrealized loss on investments	—	—	—	(9,332)	—	(9,332)
Net loss	—	—	—	—	(290,509)	(290,509)
Balance at December 31, 2022	121,112,234	$121	$2,019,126	$(10,420)	$(1,058,609)	$950,218
Issuance of common stock upon milestone achievement	1,797,064	2	12,748	—	—	12,750
Issuance of common stock via At-the-Market offerings, net	3,026,072	3	30,278	—	—	30,281
Issuance of common stock through exercise of stock options	399,498	1	1,985	—	—	1,986
Issuance of common stock via employee stock purchase plan	244,125	—	2,486	—	—	2,486
Vesting of restricted stock units	883,416	—	—	—	—	—
Stock compensation expense	—	—	86,031	—	—	86,031
Unrealized gain on investments	—	—	—	10,224	—	10,224
Net loss	—	—	—	—	(341,973)	(341,973)
Balances at December 31, 2023	127,462,409	$127	$2,152,654	$(196)	$(1,400,582)	$752,003

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(341,973)	$(290,509)	$(363,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	86,031	56,138	48,454
Depreciation expense	5,269	4,130	3,925
Net amortization of premiums and discounts on investments	(10,763)	1,182	2,052
Acquired in-process research and development	—	—	123,000
Loss on initial consolidation of variable interest entity	—	—	11,855
Change in fair value of contingent consideration liability	(6,422)	(11,677)	2,836
Changes in assets and liabilities:
Accounts receivable	306	97	74,677
Contract asset	4,913	(376)	3,117
Prepaid expenses and other current assets	(4,648)	(2,140)	(2,681)
Operating lease assets and liabilities, net	1,509	(8,132)	277
Other assets	—	—	22
Accounts payable	(2,394)	1,989	930
Accrued expenses and other liabilities	(32,144)	20,056	21,002
Deferred revenue	—	(248)	—
Net cash used in operating activities	(300,316)	(229,490)	(74,406)
Cash flows from investing activities:
Purchases of property and equipment	(4,126)	(9,062)	(3,471)
Purchases of investments	(385,542)	(535,419)	(980,665)
Proceeds from maturities of investments	647,302	355,736	529,923
Cash paid for acquisition of ZebiAI, net of cash acquired	—	—	(25,298)
Net cash provided by (used in) investing activities	257,634	(188,745)	(479,511)
Cash flows from financing activities:
Proceeds from issuance of common stock through follow-on offering, net	—	284,744	382,210
Proceeds from issuance of common stock via At-the-Market offerings, net	30,281	—	—
Proceeds from issuance of common stock through exercise of stock options	1,986	3,480	4,739
Proceeds from issuance of common stock via employee stock purchase plan	2,486	1,686	1,141
Net cash provided by financing activities	34,753	289,910	388,090
Net decrease in cash, cash equivalents, and restricted cash	(7,929)	(128,325)	(165,827)
Cash, cash equivalents, and restricted cash at beginning of period	154,372	282,697	448,524
Cash, cash equivalents, and restricted cash at end of period	$146,443	$154,372	$282,697
Supplemental disclosure of non-cash activities:
Periodic change to additions of property and equipment in current liabilities	$410	$159	$1,010
Reclassification of restricted stock liability to additional paid-in capital	$—	$—	$3
Assets obtained in asset acquisition of ZebiAI	$—	$—	$662
Liabilities assumed in asset acquisition of ZebiAI	$—	$—	$2,330
Fair value of common stock issued in asset acquisition of ZebiAI	$—	$—	$62,992
Issuance of common stock upon milestone achievement	$12,750	$6,203	$—
Operating lease assets obtained in exchange for operating lease liabilities	$—	$46,626	$—

Reconciliation of Cash, Cash Equivalents, and Restricted Cash from Balance Sheets to Statements of Cash Flows

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$143,736	$151,794
Restricted cash	2,707	2,578
Cash, cash equivalents, and restricted cash per statements of cash flows	$146,443	$154,372

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the "Company") was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage, precision medicine company transforming the drug discovery process by combining leading-edge computational and experimental technologies with the goal of bringing life-changing therapies to patients. As the Company believes it is among the first of a new breed of biotech created at the intersection of complementary techniques and technologies, the Company aims to push the boundaries of what’s possible in drug discovery. The Company’s Dynamo™ platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable or inadequately addressed. The Company’s initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications. The Company’s lead product candidates, RLY-2608, RLY-4008 (lirafugratinib), and GDC-1971 (migoprotafib, formerly known as RLY-1971), are in clinical development. The Company also has more than seven active discovery stage programs across both precision oncology and genetic diseases.

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

The Company has devoted substantially all of its resources to developing its product candidates by developing its computation and experimental approaches, building its intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

The Company has incurred net operating losses since inception and had an accumulated deficit of $1.4 billion as of December 31, 2023. The Company expects that its existing cash, cash equivalents, and investments as of December 31, 2023 will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for reporting on Form 10-K.

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

Segment Information

In general, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company's chief operating decision maker is the president and chief executive officer. The Company and the chief operating decision maker view the Company's operations as one operating segment. The Company's singular focus is on using innovative experimental and computational approaches on protein motion for making medicines to drug protein targets that have previously been intractable or inadequately addressed. The Company operates in the United States and all tangible assets are held in the United States.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market funds, are stated at fair value.

Restricted Cash

As of December 31, 2023 and 2022, the Company had restricted cash of $2.7 million and $2.6 million, respectively, to secure letters of credit in connection with operating leases of the Company’s facilities, as detailed in Note 13, Leases. The Company classified the restricted cash as a noncurrent asset on its consolidated balance sheets, consistent with the terms of the lease agreements.

Investments

Investments in marketable securities are classified as available-for-sale.

Available-for-sale securities are measured and reported at fair value using quoted prices in active markets for similar securities.

Premiums or discounts from par value are amortized to investment income over the life of the underlying investment.

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). Certain amendments thereto were also issued by the FASB. The Company adopted ASU 2016-13, as well as the related amendments thereto, on January 1, 2022, pursuant to which the Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection therewith, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded on the consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive loss as a separate component of stockholders' equity. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in general and administrative expenses within the consolidated statements of operations and comprehensive loss. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

All of the Company’s available-for-sale securities are available to the Company for use in current operations. As a result, the Company classified all such securities as current assets as of December 31, 2023 and 2022, although the stated maturity of some individual securities may be one year or more beyond the balance sheet dates.

The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in general and administrative expenses within the consolidated statements of operations and comprehensive loss.

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

The Company is dependent on third-party suppliers for research and development activities of its programs, including preclinical and clinical testing. In particular, the Company relies and expects to continue to rely on a small number of these suppliers, including D. E. Shaw Research, LLC, as discussed in Note 12, Commitments and Contingencies, to meet its requirements for certain of its programs. These programs could be adversely affected by a significant interruption in preclinical and clinical testing, as well as the supply of active pharmaceutical ingredients and formulated drugs.

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

Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable.

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

Impairment of Long-Lived Assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured in an amount by which the book values of the assets exceed their fair value. The Company did not recognize any impairment losses for the years ended December 31, 2023, 2022, and 2021.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include salaries, stock compensation and benefits of employees, third-party license fees, and other operational costs related to the Company’s research and development activities, including allocated facility-related expenses and external costs of outside vendors engaged to conduct both preclinical studies and clinical trials. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock Compensation

For stock options and restricted stock units ("RSUs") granted to employees, directors, and other consultants with vesting over specified periods of continued service, the Company measures their fair value on the grant date using (a) the Black-Scholes Option Pricing Model for stock options and (b) the Company’s closing stock price on such date for RSUs. In connection therewith, compensation expense for such awards is recognized under the straight-line method over the requisite service period, which is generally the vesting period. The Company recognizes the impact of forfeitures on compensation expense as they occur.

For stock options and RSUs granted to employees, directors, and other consultants with vesting over specified periods of continued service and contingent upon achievement of certain performance conditions, the Company measures their fair value on the grant date using (a) the Black-Scholes Option Pricing Model for stock options and (b) the Company’s closing stock price on such date for RSUs. In connection therewith, compensation expense for such awards is recognized under the accelerated attribution method over the requisite service period, which is generally the vesting period. The Company recognizes the impact of forfeitures on compensation expense as they occur.

During the year ended December 31, 2023, the Company granted stock options and RSUs to certain employees, with vesting over specified periods of continued service and contingent upon achievement of certain market conditions. The Company measured the fair value of such awards on the grant date using a Monte Carlo Simulation, incorporating various option pricing inputs. In connection therewith, compensation expense for such awards is recognized under the accelerated attribution method over the requisite service period, regardless of whether the market conditions have been achieved. The Company recognizes the impact of forfeitures from market-based awards on compensation expense as they occur.

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

Collaboration Agreements

The Company enters into collaborative agreements with third parties to research, develop, and commercialize drug candidates, pursuant to which the risks and rewards for such activities are shared between the parties. Such arrangements also provide for cost sharing between the parties during the research and development phase, as well as potential future profit share payments during the commercialization phase. In general, such contracts are evaluated under the provisions of FASB ASC 808, Collaborative Arrangements ("ASC 808"). The amounts receivable and payable for research and development activities are presented net within research and development expense on the consolidated statements of operations and comprehensive loss. As such, the net costs reflect the Company’s share of the ongoing research and development efforts. The amounts receivable and payable for commercialization activities are presented net as either collaboration revenue, separate from revenue from contracts with customers, or collaboration expense on the consolidated statements of operations, as appropriate.

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

Acquired In-Process Research and Development

In an asset acquisition, the cost allocated to acquire in-process research and development ("IPR&D") with no alternative future use is charged to expense at the acquisition date. Please refer to Note 10, Acquisition of ZebiAI, for a more detailed description of the accounting policies applied to the Company's only asset acquisition during the three years ended December 31, 2023.

Comprehensive Loss

Comprehensive loss includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2023, 2022, and 2021, other comprehensive income (loss) consisted of changes in unrealized gains and losses from available-for-sale investments.

Net Loss per Common Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted-average number of common shares outstanding during the period and the effect of any dilutive securities. For periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhancements to segment disclosures, even for entities with only one reportable segment. In particular, the standard will require disclosures of significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. The standard will also require disclosure of all other segment items by reportable segment and a description of its composition. Finally, the standard will require disclosure of the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the standard on the presentation of its consolidated financial statements and footnotes.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. In particular, the standard will require more detailed information in the income tax rate reconciliation, as well as the disclosure of income taxes paid disaggregated by jurisdiction, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of the standard on the presentation of its consolidated financial statements and footnotes.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2023:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$140,466	$—	$—	$140,466
Total cash equivalents	140,466	—	—	140,466
Investments:
U.S. treasury bills	—	416,008	—	416,008
U.S. agency securities	—	190,342	—	190,342
Total investments	—	606,350	—	606,350
Total assets	$140,466	$606,350	$—	$746,816
Liabilities
Contingent Milestone Payments	$—	$—	$8,206	$8,206
Total liabilities	$—	$—	$8,206	$8,206

	Fair Value Measurements as of December 31, 2022:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$118,446	$—	$—	$118,446
U.S. treasury bills	—	9,950	—	9,950
Total cash equivalents	118,446	9,950	—	128,396
Investments:
U.S. treasury bills	—	466,603	—	466,603
U.S. agency securities	—	380,520	—	380,520
Total investments	—	847,123	—	847,123
Total assets	$118,446	$857,073	$—	$975,519
Liabilities
Contingent Milestone Payments	$—	$—	$27,378	$27,378
Total liabilities	$—	$—	$27,378	$27,378

In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data.

Fair Value of Contingent Consideration

In April 2021, the Company acquired ZebiAI, as detailed further in Note 10, Acquisition of ZebiAI.

The Company’s Level 3 contingent consideration liability is related to $85.0 million of platform and program milestones ("Contingent Milestone Payments") payable to ZebiAI’s former equity holders upon achievement. The contingent consideration liability for the Contingent Milestone Payments is measured at fair value at each reporting date pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"). The Company determines the fair value of the Contingent Milestone Payments based on the probability of achieving the milestones, the related timing, and, to a lesser extent, an appropriate discount rate. Significant judgment is used in determining the underlying assumptions. Due to the uncertainties associated with the development of platforms and drug candidates in the pharmaceutical industry and the effects of changes in assumptions, including probability of success and related timing, the Company expects its estimates regarding the fair value of Contingent Milestone Payments to continue to change, resulting in adjustments to the fair value of the Company’s Contingent Milestone

Payments. The effect of any such adjustments could be material through the date on which the milestones must either be achieved or contractually expire.

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

The following table reconciles the change in the contingent consideration liability:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Balance at beginning of period	$32,378	$50,258	$—
Fair value of contingent consideration upon acquisition	—	—	47,422
Change in fair value of Contingent Milestone Payments	(6,422)	(11,677)	2,836
Common stock issued upon milestone achievement	(12,750)	(6,203)	—
	$13,206	$32,378	$50,258

The outstanding Contingent Milestone Payments are payable in shares of the Company's common stock based on a fixed amount assigned to each milestone and the volume weighted-average closing price of the Company’s common stock for a specified period prior to the milestone achievement. Accordingly, the number of shares of common stock to be issued upon a milestone achievement varies dependent on the Company’s common stock price. If the outstanding milestones were achieved in full on December 31, 2023, the number of shares of common stock to be issued would have been 5,272,112 based on a volume weighted-average closing price of the Company's common stock of $11.29 for a specified period prior to December 31, 2023.

4. Investments

The following tables present the fair value of available-for-sale investments by type of security:

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$314,957	$83	$(482)	$314,558
U.S. agency securities	185,672	24	(353)	185,343
Total investments with a maturity of one year or less	500,629	107	(835)	499,901

U.S. treasury bills	100,917	591	(58)	101,450
U.S. agency securities	5,000	—	(1)	4,999
Total investments with a maturity of one to two years	105,917	591	(59)	106,449
Total investments	$606,546	$698	$(894)	$606,350

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$356,728	$9	$(5,523)	$351,214
U.S. agency securities	236,483	49	(3,104)	233,428
Total investments with a maturity of one year or less	593,211	58	(8,627)	584,642

U.S. treasury bills	116,290	14	(915)	115,389
U.S. agency securities	148,042	36	(986)	147,092
Total investments with a maturity of one to two years	264,332	50	(1,901)	262,481
Total investments	$857,543	$108	$(10,528)	$847,123

The following tables summarize the Company's available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$172,625	$(371)	$27,822	$(169)	$200,447	$(540)
U.S. agency securities	136,356	(207)	36,742	(147)	173,098	(354)
Total	$308,981	$(578)	$64,564	$(316)	$373,545	$(894)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$143,089	$(1,860)	$275,445	$(4,578)	$418,534	$(6,438)
U.S. agency securities	190,468	(1,649)	97,305	(2,441)	287,773	(4,090)
Total	$333,557	$(3,509)	$372,750	$(7,019)	$706,307	$(10,528)

As summarized in the tables immediately above, the Company held 70 and 126 debt securities that were in an unrealized loss position as of December 31, 2023 and 2022, respectively. The unrealized losses at December 31, 2023 and 2022 were attributable to changes in interest rates and the unrealized losses do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

5. Property and Equipment

Property and equipment, net consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Property and equipment:
Laboratory equipment	$25,558	$21,472
Leasehold improvements	3,826	3,826
Computer equipment	1,743	1,743
Furniture and fixtures	1,779	1,762
Construction in process	1,577	1,220
	34,483	30,023
Less: accumulated depreciation	(23,582)	(18,389)
Total property and equipment, net	$10,901	$11,634

The Company recorded $5.3 million, $4.1 million, and $3.9 million of depreciation expense for the years ended December 31, 2023, 2022, and 2021, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2023	2022
	(in thousands)
External research and development costs	$12,509	$19,276
Consulting and professional services	886	831
Compensation costs	702	1,043
Other	793	1,553
Total accrued expenses	$14,890	$22,703

7. Common Stock

Each share of common stock entitles the stockholder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2023, no dividends had been declared.

Restricted Common Stock

In prior years, the Company issued restricted shares of common stock to its founders and consultants. The Company also issued restricted shares of common stock upon the early exercise of stock options under the Company’s 2016 Stock Option and Grant Plan (the "2016 Stock Plan"). The restrictions on the common shares generally lapsed over vesting terms of four years. The Company included the proceeds from the issuance of the restricted shares of common stock as a restricted stock liability on the accompanying consolidated balance sheets. Amounts were reclassified to additional paid-in capital as the restrictions lapsed. The Company had the right to repurchase any unvested shares of restricted common stock at the original cost upon termination.

As of December 31, 2021, the restrictions had lapsed on each share of restricted common stock issued in prior years.

At-the-Market Offerings

In August 2021, the Company entered into a sales agreement, (the "Sales Agreement"), with Cowen and Company, LLC ("Cowen"), pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $300.0 million from time to time in "at-the-market" offerings through Cowen, as the Company’s sales agent ("At-the-Market Offerings").

As of December 31, 2022, no shares of common stock had been sold via At-the-Market Offerings under the Sales Agreement.

During the year ended December 31, 2023, the Company sold 3,026,072 shares of common stock via At-the-Market Offerings under the Sales Agreement at a weighted-average average price of $10.26 per share. The Company received proceeds of $30.3 million, which was net of $0.8 million in commissions paid to Cowen and other offering expenses.

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

Private Placement

In January 2024, the Company entered into a securities purchase agreement with Nextech Crossover I SCP for the private placement of 2,500,000 shares of common stock at $12.00 per share (the "Private Placement"). The aggregate gross proceeds for the Private Placement were approximately $30.0 million, before deducting offering expenses payable by the Company in 2024.

8. Stock Compensation

In 2016, the Company adopted the 2016 Stock Plan. Subsequent to July 2020, no further awards have been granted under the 2016 Stock Plan and all equity-based awards have been and will continue to be granted under the 2020 Stock Option and Incentive Plan (the "2020 Stock Plan"). To the extent outstanding options granted under the 2016 Stock Plan are cancelled, forfeited, or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the 2016 Stock Plan, the number of shares underlying such awards will be available for future grant under the 2020 Stock Plan.

In 2020, the Company’s stockholders approved the 2020 Stock Plan. All of the Company’s employees, officers, directors, and consultants are eligible to be granted options, restricted stock units, and other stock-based awards under the terms of the 2020 Stock Plan, which originally provided for the issuance of up to 8,376,080 of stock-based awards. The 2020 Stock Plan is also subject to annual increases to be added on the first day of each fiscal year, commencing on January 1, 2021, equal to 5% of the number of outstanding shares on the immediately preceding December 31 or such lesser number of shares approved by the

Company’s board of directors or compensation committee of the board of directors. On January 1, 2023, the number of shares available for issuance under the 2020 Stock Plan was increased by 6,056,111 shares of common stock. There were 9,160,736 stock-based awards available for grant at December 31, 2023 under the 2020 Stock Plan.

In 2020, the Company adopted an Employee Stock Purchase Plan ("ESPP") that permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of the Company’s common stock, through after-tax payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable six-month offering period, whichever is lower. Purchase dates under the ESPP occur on or about June 30 and December 31 each year, with the initial purchase date under the ESPP on December 31, 2021. The Company’s stockholders originally authorized 1,092,532 shares for issuance pursuant to the ESPP, which is subject to annual increases to be added on the first day of each fiscal year, commencing on January 1, 2021, equal to the lesser of 2,185,064 shares of the Company’s common stock, 1% of the number of outstanding shares on the immediately preceding December 31, or an amount determined by the Company’s board of directors. On January 1, 2023, the number of shares available for issuance under the ESPP was increased by 1,211,222 shares of common stock. There were 3,874,096 shares available for grant at December 31, 2023 under the ESPP.

In connection with all stock-based payments, total stock compensation expense recognized was as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Research and development expenses	$48,351	$30,671	$24,922
General and administrative expenses	37,680	25,467	23,532
	$86,031	$56,138	$48,454

Time-Based Stock Options

The Company has historically granted stock options to employees, directors, and consultants with vesting conditions based on continued service over time. Accordingly, stock compensation expense for such awards is recognized using a straight-line attribution model over the vesting term of each option.

The following table summarizes activity for time-based stock options under the 2016 Stock Plan and the 2020 Stock Plan for the year ended December 31, 2023:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	9,276,552	$18.33	7.85	$34,647
Granted	4,129,710	18.64
Exercised	(366,025)	4.95
Cancelled	(648,422)	23.52
Outstanding at December 31, 2023	12,391,815	$18.56	7.58	$18,907
Vested at December 31, 2023	6,651,356	$16.57	6.68	$18,559
Unvested at December 31, 2023	5,740,459	$20.87	8.62	$348

The total intrinsic value of time-based stock options exercised was $4.4 million, $15.5 million, and $32.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The fair value of each time-based stock option granted is estimated on the date of grant using the Black-Scholes option pricing model, pursuant to which the weighted-average grant date fair values were $12.83, $13.67, and $22.95 during the years ended December 31, 2023, 2022, and 2021, respectively. The following table summarizes the assumptions used in calculating the fair value of the time-based stock options granted.

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	6.25	6.25	6.25
Risk-free interest rate	3.3% to 5.0%	1.6% to 4.2%	0.6% to 1.6%
Expected volatility	74.1% to 79.8%	72.7% to 76.2%	74.7% to 76.6%
Expected dividend yield	0.0%	0.0%	0.0%

The Company uses the simplified method to calculate the expected term, as it does not have sufficient historical exercise data as a public company to provide a reasonable basis upon which to estimate the expected term for time-based stock options granted.

The expected term is applied to the time-based stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among the Company’s employees, directors, and consultants. The risk-free interest rate is based on a U.S. treasury instrument, whose term is consistent with the expected term of the time-based stock options. The Company’s stock price volatility assumption is based on historical volatility of a group of peer companies with similar characteristics to the Company and who have similar risk profiles and positions within the industry. The Company accounts for forfeitures as they occur.

As of December 31, 2023, the total unrecognized stock compensation related to unvested time-based stock options was $73.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.35 years.

Performance-Based Stock Options

In March 2020 and September 2021, the Company granted options to certain employees with performance-based vesting conditions under the 2016 Stock Plan and 2020 Stock Plan. In both instances, the commencement of vesting is based on the achievement of various scientific and operational milestones during specified periods, subject to the discretion and approval of either the Company’s board of directors or President and Chief Executive Officer.

For the performance-based stock options, the Company applies variable accounting until the performance criteria are determined to be achieved, at which time vesting commences over contractual service periods. Furthermore, because (a) the awards were authorized prior to the accounting grant date in the context of ASC 718, Stock Compensation, (b) the recipients were providing service prior to the accounting grant date, and (c) there were performance conditions that, if not met by the accounting grant date, would have resulted in the forfeiture of the award, the service inception dates preceded the accounting grant dates. Ultimately, the stock compensation expense for the options is determined based on the fair value of the awards on the accounting grant dates, which is then recognized using an accelerated attribution model over the vesting term commencing upon the actual or expected accounting grant dates.

For the performance-based stock options granted in March 2020 and September 2021, all performance conditions were resolved in prior periods and the grant dates were set at or prior to December 31, 2023

The following table summarizes activity for performance-based stock options for the year ended December 31, 2023:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	1,774,183	$5.41	7.18	$17,128
Exercised	(33,473)	5.22
Cancelled	(34,759)	5.22
Outstanding at December 31, 2023	1,705,951	$5.42	6.18	$9,808
Vested at December 31, 2023	1,330,460	$5.27	6.17	$7,691
Unvested at December 31, 2023	375,491	$5.96	6.21	$2,117

The total intrinsic value of performance-based stock options exercised was $0.3 million, $0.4 million, and $1.1 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

The fair value of each performance-based stock option granted is estimated on the accounting grant date, or at the end of each reporting period if variable accounting is applied, using the Black-Scholes option-pricing model, pursuant to which the grant date fair value was $20.28 for performance-based stock options granted during the year ended December 31, 2021. There were no performance-based stock options granted during the years ended December 31, 2023 and 2022. The assumptions and methodologies used in calculating the fair value of performance-based stock options granted during the year ended December 31, 2021 was similar to the assumptions and methodologies used in calculating the fair value of time-based stock options granted during the year ended December 31, 2021.

As of December 31, 2023, the total unrecognized stock compensation related to unvested performance-based stock options was $1.9 million, which the Company expects to recognize over a weighted-average period of approximately 0.48 years.

RSUs

Starting in 2021, the Company has granted RSUs to employees, directors, and consultants under the 2020 Stock Plan. Each of the RSUs represents the right to receive one share of the Company’s common stock upon vesting. The majority of RSUs granted to date have vesting conditions based on continued service over time. Accordingly, stock compensation expense for the majority of such awards is recognized using a straight-line attribution model over the vesting term of each RSU. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.

The following table summarizes activity for RSUs under the 2020 Stock Plan for the year ended December 31, 2023:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	1,566,760	$24.62
Granted	2,591,453	17.74
Vested	(883,652)	21.50
Cancelled	(282,314)	24.00
Unvested at December 31, 2023	2,992,247	19.14

The fair value of RSUs that vested during the year ended December 31, 2023 was $10.5 million.

As of December 31, 2023, the total unrecognized compensation related to unvested RSUs granted was $51.3 million, which the Company expects to recognize over a weighted-average period of approximately 1.41 years.

Market-Based Awards

During the year ended December 31, 2023, the Company granted 1,512,820 stock options and 405,770 RSUs under the 2020 Stock Plan to certain employees, with vesting over three years of continued service and contingent upon achievement of certain market conditions ("2023 Market-Based Awards"). The Company measured the fair value of the 2023 Market-Based Awards on the grant date using a Monte Carlo Simulation, incorporating various option pricing inputs, including (a) the contractual term, or 10.0 years, (b) exercise price for the stock options and stock price on the grant date for the RSUs, or $20.45, (c) estimated expected term, or 6.5 years, (d) risk-free interest rate, or 3.5%, (e) historical volatility, or 75.0%, and (f) dividend yield, or 0.0%. Ultimately, the fair value of the 2023 Market-Based Awards was estimated as $12.53 per share for the stock options and $16.11 per share for the RSUs, yielding a total of $25.5 million. The total compensation expense, or $25.5 million, is being recognized pursuant to the accelerated attribution method over the requisite service period of three years, regardless of whether the market conditions have been achieved. The impact of forfeitures, if any, will be recognized upon occurrence.

As of December 31, 2023, the market conditions underlying the 2023 Market-Based Awards had not been achieved.

During the year ended December 31, 2023, none of the 2023 Market-Based Awards vested and, therefore, none of the options were exercised and none of the RSUs were released. There were also no cancellations of the 2023 Market-Based Awards through December 31, 2023

As of December 31, 2023, the total unrecognized compensation related to unvested market-based awards granted was $9.0 million, which the Company expects to recognize over a period of 2.07 years.

Employee Stock Purchase Plan

The following table summarizes activity under the Company's ESPP from the initial offering period, or July 1, 2021 through December 31, 2023, including (a) after-tax contributions from employees, (b) shares purchased, and (c) weighted-average assumptions used in the Black-Scholes option pricing model to estimate the fair value of the option component of the shares purchased under the ESPP in each period.

	Year Ended December 31,
	2023	2022	2021
After-tax contributions (in thousands)	$2,486	$1,686	$1,141
Shares of common stock purchased	244,125	123,019	43,685
Expected term (in years)	0.50	0.50	0.50
Risk-free interest rate	5.0%	1.0%	0.1%
Expected volatility	86.8%	74.4%	65.1%
Expected dividend yield	0.0%	0.0%	0.0%

As of December 31, 2023, there was no unrecognized stock compensation expense related to ESPP, since the purchase for the offering period between July 1, 2023 and December 31, 2023 was transacted on December 31, 2023.

9. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share data)
Net loss	$(341,973)	$(290,509)	$(363,872)
Net loss per share, basic and diluted	$(2.79)	$(2.59)	$(3.82)
Weighted average shares of common stock, basic and diluted	122,576,527	112,233,649	95,136,719

For the years ended December 31, 2023, 2022, and 2021, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. In computing diluted net loss per share for the years ended December 31, 2023, 2022, and 2021, the Company excluded the following potentially dilutive securities, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period.

	Year Ended December 31,
	2023	2022	2021
Options outstanding to purchase common stock	15,610,586	11,050,735	8,719,627
Unvested and outstanding restricted stock units	3,398,017	1,566,760	691,205
Common stock issued upon milestone achievement	1,535,404	201,569	—
	20,544,007	12,819,064	9,410,832

The amounts included in the table above for options and RSUs are presented based on amounts outstanding at each period end.

The amounts included in the table above for common stock issued upon milestone achievement are presented based on the weighted-average anti-dilutive effect from shares issued in connection with Contingent Milestone Payments in each of the periods presented.

10. Acquisition of ZebiAI

On April 22, 2021 (the "Acquisition Date"), the Company acquired ZebiAI, a privately held company focused on using machine learning combined with DNA encoded library data sets for drug discovery. Pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), upfront consideration included (a) payment of approximately $20.0 million in cash and (b) issuance of 1,914,219 shares of the Company’s common stock at an aggregate fair value of $61.8 million, both transferred to ZebiAI’s former stockholders, option holders, and warrant holders (the "ZebiAI Holders") upon closing. In addition, (i) the ZebiAI Holders are eligible to receive up to $85.0 million in other payments upon the achievement of certain platform or program milestones within a specified period from the closing date of the Merger Agreement, payable in shares of the Company's common stock (the "Contingent Milestone Payments"), a portion of which was paid to the ZebiAI Holders in 2022 and 2023, and (ii) the Company will pay 10% of payments it receives within a specified period from the closing date of the Merger Agreement from partnering, collaboration, or other agreements related to ZebiAI’s platform, up to an aggregate maximum amount of $100.0 million, payable in cash (the "Contingent Earnout Payments"), to the ZebiAI Holders.

In accounting for the transaction, the Company assessed if ZebiAI represented an asset or business under ASC 805, Business Combinations ("ASC 805"), as amended by ASU 2017-01. Pursuant to the guidance noted, the Company concluded ZebiAI did not constitute a business, since substantially all of the fair value of the gross assets acquired was concentrated in a single asset, which was the intellectual property for the AI platform and the related data sets in development by ZebiAI. The intellectual property acquired from ZebiAI was at an early stage of development and continues to require a significant investment of time and capital for development. There is no assurance the Company will be successful in completing the additional research and development activities.

The Company also concluded the acquisition represented an initial consolidation of a variable interest entity that does not constitute a business in accordance with ASC 810, Consolidation ("ASC 810"). In connection therewith, the Company determined ZebiAI was considered to be a variable interest entity, as it did not have sufficient equity to finance its activities without additional subordinated financial support. Prior to the Acquisition Date, the primary source of funding for ZebiAl had been preferred stock financings and convertible notes. The Company acquired all of the outstanding shares of ZebiAI and, therefore, is the sole equity holder. The Company will absorb the losses of ZebiAI, has the rights to the benefits derived from the ZebiAI platform, and the power to direct all activities. Therefore, the Company is the primary beneficiary. The net assets acquired and liabilities assumed in connection with the acquisition were recorded at their estimated fair values as of the Acquisition Date. Total consideration transferred of $135.5 million included the cash and shares of the Company's common stock issued to ZebiAI Holders, the fair value of the Contingent Milestone Payments, and the fair value of the Contingent Earnout

Payments, as well as an insignificant amount attributed to the replacement of stock options to ZebiAI Holders. The Contingent Milestone Payments were determined to be liabilities pursuant to ASC 480 and, therefore, included in consideration transferred. The Contingent Earnout Payments were required to be included in total consideration transferred as a result of the guidance under ASC 810. The difference between total consideration transferred and the fair value of net assets acquired and liabilities assumed of $11.9 million was recorded as loss on initial consolidation of a variable interest entity pursuant to ASC 810.

The following table summarizes net assets acquired based on their estimated fair values as of the Acquisition Date:

Amount (in thousands)
Acquired IPR&D asset	$123,000
Loss on initial consolidation of VIE	11,855
Assets obtained in asset acquisition	662
Liabilities assumed in asset acquisition	(2,330)
Intangible asset	2,300
Net acquired assets	$135,487

In estimating the fair value of the acquired tangible assets and liabilities assumed, the Company used the carrying value of the net working capital balances as the most reliable indicator of fair value based on the associated short-term nature of the balances. The remaining fair value was attributable to the acquired IPR&D and an intangible asset. The fair value attributable to the IPR&D asset was determined using an Avoided Cost Method, which includes all costs to develop the IPR&D asset, including appropriate mark-ups on the cost estimate and an expected return related to developing the IPR&D asset over a period of time. The fair value of the IPR&D asset was expensed in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2021, as the acquired IPR&D had no alternative future use, which was determined by the Company in accordance with U.S. GAAP, including ASC 730, Research and Development ("ASC 730"). The intangible asset represents the assembled workforce, for which the Company concluded there were no indicators of impairment through December 31, 2023. The Company recognized stock compensation expense of $4.6 million associated with accelerated vesting for certain stock options in connection with the acquisition within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021, with no incremental charges in connection therewith for the years ended December 31, 2023 and 2022. Finally, the Company recognized other acquisition costs of $0.9 million within general and administrative expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021, with no incremental charges in connection therewith for the years ended December 31, 2023 and 2022.

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

11. Collaboration and License Agreement with Genentech, Inc.

Summary of Terms

In December 2020, the Company and Genentech, Inc. ("Genentech") entered into the Collaboration and License Agreement (as amended from time to time, the "Genentech Agreement"), which granted Genentech a license to develop and commercialize GDC-1971 (migoprotafib, formerly known as RLY-1971).

Under the terms of the Genentech Agreement, the Company had the option, exercisable one time at the Company’s sole discretion, to share half of the net profits or net losses of commercializing migoprotafib in the U.S., subject to certain terms and conditions (such option, the "Opt-In Right"). During the year ended December 31, 2023, the Company elected to not exercise the Opt-In Right.

As of December 31, 2023, consideration under the Genentech Agreement included (a) $86.8 million in non-refundable payments ("Genentech Non-Refundable Payments") and (b) $25.0 million in payments upon achievement of certain milestones, which were refundable if the Company had exercised the Opt-In Right ("Genentech Milestones Paid").

In February 2024, the Company received an additional payment of $10.0 million in connection with a milestone achievement occurring after December 31, 2023. The Company is eligible to receive up to an aggregate of $675.0 million in additional payments upon achievement of other specified development, commercialization, and sales-based milestones for migoprotafib worldwide, as well as tiered royalties ranging from low-to-mid teens on annual worldwide net sales of migoprotafib, on a country-by-country basis, subject to reduction in certain circumstances. Due to the nature of the payments noted, such variable consideration was constrained and excluded from the transaction price of the Genentech Agreement as of December 31, 2023.

Accounting Analysis

Identification of the Contract

The Company concluded Genentech is a customer and, as such, the Genentech Agreement is within the scope of the revenue recognition guidance under ASC 606.

Identification of Performance Obligations

At the commencement of the Genentech Agreement, the Company identified the following performance obligations:

•
License to develop and commercialize migoprotafib and the related know-how;
•
Research and development services to complete the Phase 1a Trial for migoprotafib; and
•
Transfer of active pharmaceutical ingredient and other materials related to migoprotafib.

The Company concluded the performance obligations outlined above are both capable of being distinct and distinct within the context of the contract, given such rights and activities are independent of each other. The license can be used by Genentech without the research and development services or active pharmaceutical ingredient outlined above. Similarly, such services and inventory provide distinct benefit to Genentech within the context of the contract, separate from the license.

Determination of Transaction Price

As of December 31, 2023, the Company concluded the transaction price for the Genentech Agreement was $111.8 million, which includes both the Genentech Non-Refundable Payments and Genentech Milestones Paid.

Upon the Company’s election to not exercise the Opt-In Right during the year ended December 31, 2023, the $25.0 million in Genentech Milestones Paid, which had been received by the Company before the year ended December 31, 2023, were removed from other current liabilities on the condensed consolidated balance sheet and incorporated into the transaction price, since the constraint on such variable consideration had been resolved.

No other milestone payments are included in the transaction price, as such payments are variable consideration fully constrained as of December 31, 2023. As part of management’s evaluation of the constraint, the Company considered numerous factors, including consideration of the fact that achievement of the milestones is outside of the Company’s control, contingent upon Genentech’s efforts, the receipt of regulatory approval, and subject to scientific risks of success.

Allocation of Transaction Price to Performance Obligations

The Company allocated the transaction price of $111.8 million based on the stand-alone selling prices ("SSP") of each of the performance obligations as follows:

•
$107.6 million for the transfer of the license;
•
$3.8 million for research and development services; and
•
$0.4 million for the transfer of active pharmaceutical ingredient.

The SSP for the license was determined using an approach that considered discounted, probability-weighted cash flows related to the license transferred. The Company also reviewed comparable market transactions in determining the SSP of the license. The SSP for the research and development services and the transfer of active pharmaceutical ingredient were based on estimates of the associated effort and cost of these services and cost to manufacture active pharmaceutical ingredient, adjusted for a reasonable profit margin that would be expected to be realized under similar contracts.

Recognition of Revenue

The Company is recognizing revenue for each of the performance obligations as follows.

•
Upon execution of the Genentech Agreement in 2020, the license and related know-how were transferred. Therefore, the full amount allocated to the license and related know-how at such time was recognized immediately in 2020. As the transaction price has been updated through December 31, 2023, any changes to the amount allocated to the performance obligation for transfer of the license and related know-how have also been recognized immediately. Revenue recognized related to the performance obligation during the years ended December 31, 2023, 2022, and 2021 was $24.0 million, $0.3 million, and $0.6 million, respectively.
•
The performance obligation for research and development services consisted of the Company completing the Phase 1a clinical trial initiated in 2020. The Company fully satisfied the performance obligation during the year ended December 31, 2023, recognizing revenue over time using a cost-based input method by calculating actual costs incurred to date at each period end relative to total estimated costs expected to be incurred. Revenue recognized related to the performance obligation during the years ended December 31, 2023, 2022, and 2021 was $1.4 million, $0.7 million, and $1.7 million, respectively.
•
The amount of the transaction price originally allocated to the performance obligation for active pharmaceutical ingredient was recognized in full upon transfer of such material to Genentech in 2021. As the transaction price has been updated through December 31, 2023, any changes to the amount allocated to the performance obligation for transfer of active pharmaceutical ingredient have also been recognized immediately. Revenue recognized related to the performance obligation during the years ended December 31, 2023, 2022, and 2021 was $0.1 million, $0.1 million, and $0.3 million, respectively.

During the years ended December 31, 2023, 2022, and 2021, the Company recognized an aggregate of $25.5 million, $1.0 million, and $2.6 million, respectively, of revenue from the Genentech Agreement.

As of December 31, 2022, the Company also had recorded a contract asset of $4.9 million, which was classified as a current asset on the condensed consolidated balance sheet. The contract asset related to the amount of revenue recognized for which the right to payment was contingent upon conditions besides the passage of time. During the year ended December 31, 2023, such conditions were satisfied and $5.0 million was paid in cash to the Company in June 2023, at which point the contract asset was removed. As of December 31, 2023, no amounts from such payment are recorded on the condensed consolidated balance sheet.

12. Commitments and Contingencies

Intellectual Property License

The Company has a Collaboration and License Agreement with D. E. Shaw Research, LLC ("D. E. Shaw Research"), which held 9,999,999 shares of Series A preferred stock and 1,557,875 shares of Series C preferred stock at December 31, 2019. In conjunction with the Company's initial public offering in 2020, such shares were converted into 3,281,253 shares of common stock of the Company. The contract provides that the parties will jointly conduct research efforts with the goal of identifying and developing product candidates. The original term of the contract was three years and required the Company to pay an annual fee of $1.0 million. On June 15, 2020, the Company and D. E. Shaw Research agreed to amend the Collaboration and License Agreement (the "DESRES Agreement"). The DESRES Agreement extended the term of the agreement to August 16, 2025 and increased the annual fee from $1.0 million to $9.9 million. The DESRES Agreement also automatically renews for successive one-year periods, unless either party provides at least one year notice of non-renewal. The annual fee during each of the one-year renewal terms is subject to mutual agreement of the Company and D. E. Shaw Research.

The Company is obligated to pay potential development milestone payments under the terms of the DESRES Agreement up to $7.3 million per target, plus sales milestones and royalties, upon the achievement of certain specified contingent events. Such payments for achievement of development and regulatory milestones total up to $7.3 million in the aggregate for each of the first three products the Company develops and up to $6.3 million, in the aggregate, for each product the Company develops after the first three. The Company assessed the milestone and royalty events under the DESRES Agreement as of December 31, 2023 and 2022, concluding no such payments were due.

For the years ended December 31, 2023, 2022, and 2021, the Company recorded research and development expenses of $9.5 million, $9.4 million, and $9.5 million, respectively, under the DESRES Agreement on its consolidated statements of operations and comprehensive loss.

As of December 31, 2023 and 2022, the Company had prepaid balances of $5.4 million and $4.9 million, respectively, under the DESRES Agreement on its consolidated balance sheets.

As of December 31, 2023 and 2022, the Company had no accrued expense and accounts payable balances under the DESRES Agreement on its consolidated balance sheets.

Other Research Arrangements

The Company has certain other research and license arrangements and other collaborations with third parties, which provide the Company with specified research and/or development services.

13. Leases

399 Binney Street

In December 2017, the Company entered into an operating lease agreement for 44,336 square feet of office and laboratory space at 399 Binney Street, Cambridge, Massachusetts, which was increased to 44,807 square feet in January 2018. The Company gained control of the leased space in January 2019 and, accordingly, recorded an operating lease right-of-use asset and liability at such time. The operating lease expires in April 2029, subject to certain renewal options, which have not been included in the Company’s operating lease right-of-use asset and liability, as the Company is not reasonably certain to exercise such options as of December 31, 2023.

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

The following table summarizes the presentation of amounts recorded on the Company’s consolidated balance sheets for the operating lease at 399 Binney Street as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Assets:
Operating lease assets	$16,670	$18,828
Liabilities:
Operating lease liabilities	$2,535	$2,170
Operating lease liabilities, net of current portion	16,352	18,886
Total operating lease liabilities	$18,887	$21,056

The following table summarizes the effect of lease costs for the Company's operating lease at 399 Binney Street on the Company’s condensed consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Research and development expenses	$3,631	$3,350	$3,262
General and administrative expenses	614	893	1,002
	$4,245	$4,243	$4,264

The Company made cash payments of $4.3 million, $4.1 million, and $4.0 million under the operating lease agreement for 399 Binney Street during the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, the minimum lease payments for the Company’s operating lease at 399 Binney Street for the next five years and thereafter are expected to be as follows:

Year Ending December 31,	Amount (in thousands)
2024	4,377
2025	4,503
2026	4,634
2027	4,768
2028	4,906
Thereafter	1,651
Total lease payments	24,839
Less: interest	(5,952)
Present value of operating lease liabilities	$18,887

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating lease at 399 Binney Street were 5.33 years and 10.4%, respectively, at December 31, 2023.

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

As discussed in Note 2, Significant Accounting Policies, the Company provided a letter of credit in the amount of $1.8 million with a financial institution, which expires commensurate with the lease in June 2032.

The following table summarizes the presentation of amounts recorded on the Company’s consolidated balance sheets for the operating lease at 60 Hampshire Street as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Assets:
Operating lease assets	$41,299	$44,926
Liabilities:
Current operating lease liabilities	$2,429	$2,106
Operating lease liabilities, net of current portion	32,150	34,580
Total operating lease liabilities	$34,579	$36,686

The following table summarizes the effect of lease costs for the Company's operating lease at 60 Hampshire Street on the Company’s condensed consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Research and development expenses	$5,549	$2,675	$—
General and administrative expenses	938	564	—
	$6,487	$3,239	$—

The Company made cash payments of $5.0 million, $11.5 million, and $0 under the operating lease agreement for 60 Hampshire Street during the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, the minimum lease payments for the Company’s operating lease at 60 Hampshire Street for the next five years and thereafter are expected to be as follows:

Year Ending December 31,	Amount (in thousands)
2024	5,109
2025	5,257
2026	5,409
2027	5,565
2028	5,726
Thereafter	21,358
Total lease payments	48,424
Less: interest	(13,845)
Present value of operating lease liabilities	$34,579

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating lease at 60 Hampshire Street were 8.50 years and 8.0%, respectively, at December 31, 2023.

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating lease at 60 Hampshire Street were 9.50 years and 8.0%, respectively, at December 31, 2022.

14. Income Taxes

During the years ended December 31, 2023, 2022, and 2021, the Company recorded no income tax benefits due to losses incurred and the uncertainty of future taxable income.

A reconciliation of the expected income tax (benefit) computed using the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2023, 2022, and 2021:

	December 31,
	2023	2022	2021
Income tax computed at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(3.7)%	6.5%	5.7%
Change in valuation allowance	(20.3)%	(30.2)%	(20.5)%
IPR&D	0.0%	0.0%	(7.0)%
R&D credit carryovers	4.5%	4.2%	2.2%
Stock compensation	(1.7)%	(2.1)%	(0.4)%
Permanent differences	0.2%	(0.6)%	(1.0)%
Total	0.0%	0.0%	0.0%

The Company’s deferred tax assets and liabilities at December 31, 2023 and 2022, consist of the following:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating losses	$141,453	$119,688
Tax credit carryforwards	45,969	30,593
Capitalized R&D	90,273	55,303
Lease liability	12,914	18,307
Stock compensation	19,448	14,510
Intangibles	1,261	1,875
Depreciation and amortization	505	568
Other	263	7,270
Total gross deferred tax assets	312,086	248,114
Valuation allowance	(299,829)	(230,518)
Net deferred tax assets	12,257	17,596
Deferred tax liabilities
Operating lease assets	(12,257)	(17,596)
Total deferred tax liabilities	(12,257)	(17,596)
	$—	$—

The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 2023 and 2022, the Company had federal NOL carryforwards of $498.0 million and $412.1 million, respectively, available to reduce taxable income, of which $43.1 million expire beginning in 2035 and $454.9 million do not expire. The Company also has state NOL carryforwards of $559.7 million and $501.7 million as of December 31, 2023 and 2022, respectively, available to reduce future state taxable income, which expire at various dates beginning in 2035.

As of December 31, 2023 and 2022, the Company also had available federal research and development tax credit carryforwards of $38.9 million and $25.9 million, respectively, available to reduce future tax liabilities, which begin to expire beginning in 2035. The Company also has state research and development tax credit carryforwards of $8.5 million and $5.6 million as of December 31, 2023 and 2022, respectively, available to reduce future state tax liabilities, which expire at various dates beginning in 2030.

Utilization of NOL and research and development credit carryforwards may generally be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 ("Sections 382 and 383") due to ownership changes that have occurred previously or could occur in the future. Such ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset any post-ownership change in taxable income and tax, respectively. The most recent Section 382 study was performed by the Company up to December 31, 2023, through which it was noted that a historic ownership change has likely occurred. Nonetheless, the Company has concluded that, as of December 31, 2023, the prospective utilization of NOL and research and development credit carryforwards from inception through December 31, 2023 (and, therefore, the corresponding Federal and state deferred tax assets) should not be restricted by Sections 382 and 383, although ownership changes after December 31, 2023 could impact the Company’s ability to utilize such tax attributes in the future.

The Company recorded a valuation allowance against its deferred tax assets for the years ended December 31, 2023 and 2022, because the Company’s management believes it is more likely than not that such assets will not be realized. The valuation allowance increased by approximately $69.3 million and $87.8 million for the years ended December 31, 2023 and 2022, respectively, primarily as a result of operating losses generated with no corresponding financial statement benefit.

The Company had no unrecognized tax benefits as of December 31, 2023 and 2022.

The Company files tax returns, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by Federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from inception to the present.

In 2017, the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") was signed into law. Amongst other provisions, the 2017 Tax Act requires taxpayers to capitalize and amortize research and experimental (R&D) expenditures under Section 174 for tax years beginning after December 31, 2021. As such, the rule noted became effective for the Company during the year ended December 31, 2022, ultimately resulting in the capitalization of certain R&D costs within its tax provision. The Company will amortize such costs for tax purposes over 5 years if the R&D was performed in the United States and over 15 years if the R&D was performed outside the United States.

In 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law. The CARES Act lifts certain deduction limitations originally imposed by the 2017 Tax Act. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019, or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any adjustments to the Company’s income tax provision for the years ended December 31, 2023, 2022, and 2021, or to the Company’s net deferred tax assets as of December 31, 2023 and 2022, since the Company has not recorded any U.S. Federal or state income tax benefits for the net losses incurred in any year due to the uncertainty of realizing a benefit from such items.

15. Employee Benefits

In 2016, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made matching contributions to the 401(k) Plan of $2.6 million, $2.3 million, and $1.2 million for the years ended December 31, 2023, 2022, and 2021.

16. Subsequent Events

In preparing the consolidated financial statements as of December 31, 2023, the Company evaluated subsequent events for recognition and measurement purposes through the filing date of this Annual Report on Form 10-K. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements, except as otherwise described in the notes above.

EXHIBIT INDEX

Exhibit Number	Description

2.1†

Agreement and Plan of Merger dated April 15, 2021 by and among the Registrant, Elixir Merger Sub I, Inc., Elixir Merger Sub II, LLC, ZebiAI Therapeutics, Inc., and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-39385) filed on April 16, 2021).

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K (File No. 001-39385) filed on February 23, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-39385) filed on July 21, 2020).

4.1

Specimen stock certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1/A (File No. 333-239412) filed on July 9, 2020).

4.2*	Description of Securities.

10.1#

2016 Stock Option and Grant Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239412) filed on June 24, 2020).

10.2#	2020 Stock Option and Incentive Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K (File No. 001-39385) filed on February 24, 2022).

10.3#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-239412) filed on July 9, 2020).

10.4#	Senior Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239412) filed on June 24, 2020).

10.5#

Amended and Restated Non-Employee Director Compensation Policy, effective as of June 1, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (File No. 001-39385) filed on August 8, 2023).

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

10.10#

Retention Agreement by and between the Registrant and Peter Rahmer, dated August 3, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q (File No. 001-39385) filed on August 8, 2023).

10.11†

Amended and Restated Collaboration and License Agreement, by and between the Registrant and D. E. Shaw Research, LLC, dated June 15, 2020 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239412) filed on June 24, 2020).

10.12†

Amendment No. AR1 to Amended and Restated Collaboration and License Agreement, by and between the Registrant and D. E. Shaw Research, LLC, dated February 4, 2021 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255583) filed with the SEC on April 28, 2021).

10.13

Amendment No. AR2 to Amended and Restated Collaboration and License Agreement, by and between the Registrant and D. E. Shaw Research, LLC, dated May 12, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q (File No. 001-39385) filed on May 13, 2021).

10.14†

Amendment No. AR3 to Amended and Restated Collaboration and License Agreement, by and between the Registrant and D.E. Shaw Research, LLC, dated January 27, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 001-39385) filed on May 5, 2022).

10.15†

Amendment No. AR4 to Amended and Restated Collaboration and License Agreement, by and between the Registrant and D.E. Shaw Research, LLC, dated March 22, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (File No. 001-39385) filed on August 8, 2023).

10.16†

Amendment No. AR5 to Amended and Restated Collaboration and License Agreement, by and between the Registrant and D.E. Shaw Research, LLC, dated August 4, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (File No. 001-39385) filed on November 2, 2023).

10.17†

Collaboration and License Agreement, by and between the Registrant and Genentech, Inc. and F. Hoffmann-La Roche Ltd, dated as of December 11, 2020 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K (File No. 001-39385) filed on March 25, 2021).

10.18†

First Amendment to Collaboration and License Agreement, by and between the Registrant and Genentech, Inc. and F. Hoffmann-La Roche Ltd, dated February 2, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q (File No. 001-39385) filed on May 5, 2022).

10.19

Registration Rights Agreement by and between the Registrant and the stockholders of ZebiAI Therapeutics, Inc. dated April 22, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255583) filed on April 28, 2021).

10.20

Lease Agreement between the Registrant and ARE-MA REGION NO. 58, LLC, dated as of January 10, 2018 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239412) filed on June 24, 2020).

10.21

Second Amendment to Lease, dated as of September 23, 2020, between the Registrant and ARE-MA REGION NO. 58, LLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q (File No. 001-39385) filed on November 12, 2020).

10.22	Lease by and between the Registrant and BMR-Hampshire, LLC, dated May 26, 2021 (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 001-39385) filed on August 12, 2021).

21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K (File No. 001-39385) filed on February 24, 2022).

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Registrant's Compensation Recovery Policy, adopted as of September 29, 2023.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

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

Relay Therapeutics, Inc.

Date: February 22, 2024	By:	/s/ Sanjiv K. Patel
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

Name	Title	Date

/s/ Sanjiv K. Patel	President, Chief Executive Officer and Director	February 22, 2024
Sanjiv K. Patel, M.D.	(Principal Executive Officer)

/s/ Thomas Catinazzo	Chief Financial Officer	February 22, 2024
Thomas Catinazzo	(Principal Accounting Officer and Principal Financial Officer)

/s/ Alexis Borisy	Director	February 22, 2024
Alexis Borisy

/s/ Linda A. Hill	Director	February 22, 2024
Linda A. Hill, Ph.D.

/s/ Douglas S. Ingram	Director	February 22, 2024
Douglas S. Ingram

/s/ Sekar Kathiresan	Director	February 22, 2024
Sekar Kathiresan, M.D.

/s/ Mark Murcko	Director	February 22, 2024
Mark Murcko, Ph.D.

/s/ Jami Rubin	Director	February 22, 2024
Jami Rubin

/s/ Laura Shawver	Director	February 22, 2024
Laura Shawver, Ph.D.