Form 10-Q
period 2024-03-31
Relay Therapeutics, Inc.
filed 2024-05-02
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, the registrant had 132,741,677 shares of common stock, $0.001 par value per share, outstanding.

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
•
general economic and market conditions, including, among others, inflation, interest rates, tax rates, economic uncertainty, the actual or perceived failure or financial difficulties of additional financial institutions and economic and trade sanctions, including their effect on our results of operations; and
•
other risks and uncertainties, including those listed under the caption "Risk Factors."

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$152,866	$143,736
Investments	596,742	606,350
Prepaid expenses	13,188	16,702
Other current assets	7,304	3,315
Total current assets	770,100	770,103
Property and equipment, net	9,875	10,901
Operating lease assets	56,459	57,969
Restricted cash	2,707	2,707
Intangible asset	2,300	2,300
Total assets	$841,441	$843,980
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,973	$9,211
Accrued expenses	22,362	14,890
Operating lease liabilities	5,147	4,964
Other current liabilities	1,662	1,204
Total current liabilities	37,144	30,269
Operating lease liabilities, net of current portion	47,159	48,502
Contingent consideration liability	11,374	13,206
Total liabilities	95,677	91,977
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of March 31, 2024, and December 31, 2023; 132,300,851 and 127,462,409 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	132	127
Additional paid-in capital	2,228,759	2,152,654
Accumulated other comprehensive loss	(1,158)	(196)
Accumulated deficit	(1,481,969)	(1,400,582)
Total stockholders’ equity	745,764	752,003
Total liabilities and stockholders’ equity	$841,441	$843,980

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
License and other revenue	$10,007	$226
Total revenue	10,007	226
Operating expenses:
Research and development expenses	$82,403	$82,827
Change in fair value of contingent consideration liability	(1,832)	(1,003)
General and administrative expenses	19,799	19,579
Total operating expenses	100,370	101,403
Loss from operations	(90,363)	(101,177)
Other income:
Interest income	8,951	6,941
Other income (expense)	25	(3)
Total other income, net	8,976	6,938
Net loss	$(81,387)	$(94,239)
Net loss per share, basic and diluted	$(0.62)	$(0.78)
Weighted average shares of common stock, basic and diluted	130,843,013	121,320,865
Other comprehensive (loss) income:
Unrealized holding (loss) gain	(962)	4,618
Total other comprehensive (loss) income	(962)	4,618
Total comprehensive loss	$(82,349)	$(89,621)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2023	127,462,409	$127	$2,152,654	$(196)	$(1,400,582)	$752,003
Issuance of common stock through Private Placement, net	2,500,000	3	29,800	—	—	29,803
Issuance of common stock via At-the-Market Offerings, net	1,889,597	2	17,930	—	—	17,932
Issuance of common stock through exercise of stock options	236,367	—	1,187	—	—	1,187
Vesting of restricted stock units	212,478	—	—	—	—	—
Stock compensation expense	—	—	27,188	—	—	27,188
Unrealized loss on investments	—	—	—	(962)	—	(962)
Net loss	—	—	—	—	(81,387)	(81,387)
Balances at March 31, 2024	132,300,851	$132	$2,228,759	$(1,158)	$(1,481,969)	$745,764

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2022	121,112,234	$121	$2,019,126	$(10,420)	$(1,058,609)	$950,218
Issuance of common stock through exercise of stock options	255,918	—	1,297	—	—	1,297
Vesting of restricted stock units	108,506	—	—	—	—	—
Stock compensation expense	—	—	21,518	—	—	21,518
Unrealized gain on investments	—	—	—	4,618	—	4,618
Net loss	—	—	—	—	(94,239)	(94,239)
Balances at March 31, 2023	121,476,658	$121	$2,041,941	$(5,802)	$(1,152,848)	$883,412

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(81,387)	$(94,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	27,188	21,518
Depreciation expense	1,395	1,197
Net amortization of premiums and discounts on investments	(3,665)	(2,017)
Change in fair value of contingent consideration liability	(1,832)	(1,003)
Changes in assets and liabilities:
Accounts receivable	—	20
Contract asset	—	(32)
Prepaid expenses and other current assets	(475)	16
Operating lease assets and liabilities, net	350	415
Accounts payable	102	1,400
Accrued expenses and other liabilities	8,001	5,595
Net cash used in operating activities	(50,323)	(67,130)
Cash flows from investing activities:
Purchases of property and equipment	(1,780)	(1,915)
Purchases of investments	(190,784)	(97,815)
Proceeds from maturities of investments	203,095	175,044
Net cash provided by investing activities	10,531	75,314
Cash flows from financing activities:
Proceeds from issuance of common stock through Private Placement, net	29,803	—
Proceeds from issuance of common stock via At-the-Market Offerings, net	17,932	—
Proceeds from issuance of common stock through exercise of stock options	1,187	1,297
Net cash provided by financing activities	48,922	1,297
Net increase in cash, cash equivalents, and restricted cash	9,130	9,481
Cash, cash equivalents, and restricted cash at beginning of period	146,443	154,372
Cash, cash equivalents, and restricted cash at end of period	$155,573	$163,853
Supplemental disclosure of non-cash activities:
Periodic change to additions of property and equipment in current liabilities	$(1,411)	$(402)

Reconciliation of Cash, Cash Equivalents, and Restricted Cash from Balance Sheets to Statement of Cash Flows

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$152,866	$161,275
Restricted cash	2,707	2,578
Cash, cash equivalents, and restricted cash per statements of cash flows	$155,573	$163,853

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

The Company has incurred net operating losses since inception and had an accumulated deficit of $1.5 billion as of March 31, 2024. The Company expects that its existing cash, cash equivalents, and investments as of March 31, 2024 will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2024, the condensed consolidated results of its operations for the three months ended March 31, 2024 and 2023, and condensed consolidated cash flows for the three months ended March 31, 2024 and 2023. The condensed consolidated financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are unaudited. The condensed consolidated results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhancements to segment disclosures, even for entities with only one reportable segment. In particular, the standard will require disclosures of significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. The standard will also require disclosure of all other segment items by reportable segment and a description of its composition. Finally, the standard will require disclosure of the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard is effective for annual periods beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the standard on the presentation of its condensed consolidated financial statements and footnotes.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. In particular, the standard will require more detailed information in the income tax rate reconciliation, as well as the disclosure of income taxes paid disaggregated by jurisdiction, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of the standard on the presentation of its condensed consolidated financial statements and footnotes.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2024:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$148,801	$—	$—	$148,801
Total cash equivalents	148,801	—	—	148,801
Investments:
U.S. treasury bills	—	477,963	—	477,963
U.S. agency securities	—	118,779	—	118,779
Total investments	—	596,742	—	596,742
Total assets	$148,801	$596,742	$—	$745,543
Liabilities
Contingent Milestone Payments	$—	$—	$6,374	$6,374
Total liabilities	$—	$—	$6,374	$6,374

	Fair Value Measurements as of December 31, 2023:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$140,466	$—	$—	$140,466
Total cash equivalents	140,466	—	—	140,466
Investments:
U.S. treasury bills	—	416,008	—	416,008
U.S. agency securities	—	190,342	—	190,342
Total investments	—	606,350	—	606,350
Total assets	$140,466	$606,350	$—	$746,816
Liabilities
Contingent Milestone Payments	$—	$—	$8,206	$8,206
Total liabilities	$—	$—	$8,206	$8,206

In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data.

Fair Value of Contingent Consideration

In April 2021, the Company acquired ZebiAI.

The Company’s Level 3 contingent consideration liability is related to $85.0 million of platform and program milestones ("Contingent Milestone Payments") payable to ZebiAI’s former equity holders upon achievement. The contingent consideration liability for the Contingent Milestone Payments is measured at fair value at each reporting date pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"). The Company determines the fair value of the Contingent Milestone Payments based on the probability of achieving the contingent milestones and timing in connection therewith. Significant judgment is used in determining the underlying assumptions. Due to the uncertainties associated with the development of platforms and drug candidates in the pharmaceutical industry and the effects of changes in assumptions, including probability of success and related timing, the Company expects its estimates regarding the fair value of Contingent Milestone Payments to continue to change, resulting in adjustments to the fair value of the Company’s Contingent Milestone Payments. The effect of any such adjustments could be material through the date on which any contingent milestones contractually expire.

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

The following table reconciles the change in the contingent consideration liability:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$13,206	$32,378
Change in fair value of Contingent Milestone Payments	(1,832)	(1,003)
	$11,374	$31,375

The outstanding Contingent Milestone Payments are payable in shares of the Company's common stock based on a fixed amount assigned to each milestone and the volume weighted-average closing price of the Company’s common stock for a specified period prior to the milestone achievement. Accordingly, the number of shares of common stock to be issued upon a milestone achievement varies dependent on the Company’s common stock price. If the outstanding milestones were achieved in full on March 31, 2024, the number of shares of common stock to be issued would have been 7,656,574 based on a volume weighted-average closing price of the Company's common stock of $7.77 for a specified period prior to March 31, 2024.

4. Investments

The fair value of available-for-sale investments by type of security was as follows:

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$288,151	$1	$(586)	$287,566
U.S. agency securities	87,403	3	(135)	87,271
Total investments with a maturity of one year or less	375,554	4	(721)	374,837

U.S. treasury bills	190,750	134	(487)	190,397
U.S. agency securities	31,596	—	(88)	31,508
Total investments with a maturity of one to two years	222,346	134	(575)	221,905
Total investments	$597,900	$138	$(1,296)	$596,742

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$314,957	$83	$(482)	$314,558
U.S. agency securities	185,672	24	(353)	185,343
Total investments with a maturity of one year or less	500,629	107	(835)	499,901

U.S. treasury bills	100,917	591	(58)	101,450
U.S. agency securities	5,000	—	(1)	4,999
Total investments with a maturity of one to two years	105,917	591	(59)	106,449
Total investments	$606,546	$698	$(894)	$606,350

The following tables summarize the Company's available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$366,011	$(1,043)	$6,968	$(30)	$372,979	$(1,073)
U.S. agency securities	90,898	(188)	20,059	(35)	110,957	(223)
Total	$456,909	$(1,231)	$27,027	$(65)	$483,936	$(1,296)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$172,625	$(371)	$27,822	$(169)	$200,447	$(540)
U.S. agency securities	136,356	(207)	36,742	(147)	173,098	(354)
Total	$308,981	$(578)	$64,564	$(316)	$373,545	$(894)

As summarized in the tables immediately above, the Company held 79 and 70 debt securities that were in an unrealized loss position as of March 31, 2024 and December 31, 2023, respectively. The unrealized losses at March 31, 2024 and December 31, 2023 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

5. Common Stock

Each share of common stock entitles the stockholder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of March 31, 2024, no dividends had been declared.

At-the-Market Offering

In August 2021, the Company entered into a sales agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen"), pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $300.0 million from time to time in "at-the-market" offerings through Cowen, as the Company’s sales agent.

During the three months ended March 31, 2024, the Company sold 1,889,597 shares of common stock under the Sales Agreement at a weighted-average price of $9.73 per share. The Company received $17.9 million in proceeds therefrom, which were net of $0.5 million in commissions paid to Cowen.

Private Placement

In January 2024, the Company entered into a securities purchase agreement with Nextech Crossover I SCP for the private placement of 2,500,000 shares of common stock at $12.00 per share (the "Private Placement"). The Company received $29.8 million in proceeds from the Private Placement, which were net of $0.2 million in offering expenses. The shares were registered for resale pursuant to the Company’s Registration Statement on Form S-3, filed with the SEC on August 12, 2021, and prospectus supplement relating to the shares, filed with the SEC on January 10, 2024.

6. Stock Compensation

Stock compensation expense in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Research and development expenses	$15,668	$11,595
General and administrative expenses	11,520	9,923
	$27,188	$21,518

7. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share data)
Net loss	$(81,387)	$(94,239)
Net loss per share, basic and diluted	$(0.62)	$(0.78)
Weighted average shares of common stock, basic and diluted	130,843,013	121,320,865

For the three months ended March 31, 2024 and 2023, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. In computing diluted net loss per share for the three months ended March 31,

2024 and 2023, the Company excluded the following potentially dilutive securities, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period.

	Three Months Ended March 31,
	2024	2023
Options outstanding to purchase common stock	15,153,332	15,423,928
Unvested and outstanding restricted stock units	10,795,081	3,668,923
	25,948,413	19,092,851

The amounts in the table above for options and restricted stock units are presented based on amounts outstanding at each period end.

8. Collaboration and License Agreement with Genentech, Inc.

Summary of Terms

In December 2020, the Company and Genentech, Inc. ("Genentech") entered into the Collaboration and License Agreement (as amended from time to time, the "Genentech Agreement"), which granted Genentech a license to develop and commercialize migoprotafib (GDC-1971, formerly known as RLY-1971).

As of March 31, 2024, consideration under the Genentech Agreement totaled $121.8 million, which included $10.0 million paid to the Company in connection with a milestone achieved during the three months ended March 31, 2024.

The Company is eligible to receive up to an aggregate of $675.0 million in additional payments upon achievement of other specified development, commercialization, and sales-based milestones for migoprotafib worldwide, as well as tiered royalties ranging from low-to-mid teens on annual worldwide net sales of migoprotafib, on a country-by-country basis, subject to reduction in certain circumstances. Due to the nature of the payments noted, such variable consideration was constrained and excluded from the transaction price of the Genentech Agreement as of March 31, 2024.

Accounting Analysis

During the three months ended March 31, 2024 and 2023, there were no material changes to the contractual terms of the Genentech Agreement. Accordingly, there were no changes to the Company’s accounting treatment and model for recognizing revenue thereon through March 31, 2024.

During the three months ended March 31, 2024 and 2023, the Company recognized $10.0 million and $0.2 million of revenue, respectively, from the Genentech Agreement.

9. Commitments and Contingencies

Intellectual Property License

In August 2016, the Company and D.E. Shaw Research, LLC ("D.E. Shaw Research") entered into the Collaboration and License Agreement, which was most recently amended in 2023 ("DESRES Agreement"). During the three months ended March 31, 2024 and 2023, there were no material changes to the contractual terms of the DESRES Agreement. Accordingly, there were no changes to the Company’s accounting treatment thereon through March 31, 2024.

The Company assessed the milestones under the DESRES Agreement at March 31, 2024 and December 31, 2023, concluding no payments were due.

For the three months ended March 31, 2024 and 2023, the Company recorded research and development expenses of $2.5 million and $2.3 million, respectively, under the DESRES Agreement on its condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2024 and December 31, 2023, the Company had prepaid balances of $3.0 million and $5.4 million, respectively, under the DESRES Agreement on its condensed consolidated balance sheets.

As of March 31, 2024 and December 31, 2023, the Company had no accrued expense and accounts payable balances under the DESRES Agreement on its condensed consolidated balance sheets.

Other Arrangements

The Company has certain other research and license arrangements and other collaborations with third parties, which provide the Company with specified research and/or development services.

10. Subsequent Events

In preparing the condensed consolidated interim financial statements as of March 31, 2024 and for the three month period then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements.

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

We were incorporated in May 2015. We have devoted substantially all of our resources to developing our lead product candidates, developing our innovative computational and experimental approaches on protein motion, building our intellectual property portfolio, business planning, raising capital, and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of preferred stock and common stock, convertible debt, and proceeds from public offerings of our common stock. We have also received an aggregate of $121.8 million in connection with the Genentech Agreement through March 31, 2024.

In August 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in "at-the-market" offerings through Cowen, as our sales agent, or At-the-Market Offerings. As of March 31, 2024, we have sold 4,915,669 shares of common stock under the Sales Agreement, from which we have received $48.2 million in proceeds, which were net of $1.2 million in commissions paid to Cowen.

In January 2024, we entered into a securities purchase agreement with Nextech Crossover I SCP for the private placement of 2,500,000 shares of common stock at $12.00 per share, or the Private Placement. We received $29.8 million in proceeds from the Private Placement, which were net of $0.2 million in offering expenses.

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

In December 2020, we entered into the Genentech Agreement with Genentech for the development and commercialization of migoprotafib. Under the terms of the Genentech Agreement, we received $75.0 million in an upfront payment in 2021, as well as $45.0 million in milestone payments from Genentech as of March 31, 2024. We are eligible to receive up to an aggregate of $675.0 million in additional payments upon the achievement of other specified development, commercialization, and sales-based milestones for migoprotafib worldwide, as well as tiered royalties ranging from low-to-mid teens on annual worldwide net sales of migoprotafib, on a country-by-country basis, subject to reduction in certain circumstances. Furthermore, we are also eligible to receive additional royalties in the event of regulatory approval of migoprotafib and Genentech’s compound, GDC-6036, that directly binds to and inhibits KRAS G12C, in combination. Finally, we retain the right to develop migoprotafib in combination with our FGFR2 and PI3Kα programs.

Inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as public health crises, global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section "Risk Factors" in this Quarterly Report on Form 10-Q. We do not believe that such factors had a material adverse impact on our results of operations during the three months ended March 31, 2024 and 2023.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $81.4 million and $94.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $1.5 billion. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate significant operating losses for at least the next several years.

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

We believe our cash, cash equivalents, and investments of $749.6 million as of March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to continue to incur significant research and development expenses for the foreseeable future as we continue to conduct clinical trials of our lead product candidates, as well as identify and develop additional product candidates.

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

Change in Fair Value of Contingent Consideration Liability

Change in fair value of contingent consideration liability consists of fluctuations in the estimated fair value of Contingent Milestone Payments under the Merger Agreement with ZebiAI. Through the date on which any contingent milestones contractually expire, we expect the fair value of such Contingent Milestone Payments to increase or decrease based on our estimates of the probability of achieving the contingent milestones and timing in connection therewith.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries and other related costs, including stock compensation, for personnel in our executive, finance, corporate, and business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax, and consulting services; other expenses associated with operating as a public company, including compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs, and investor and public relations costs; travel expenses; and facility-related expenses, which include depreciation costs and allocated expenses for rent and maintenance of facilities.

We expect to continue to incur significant general and administrative expenses in the future and as we continue our research and development activities, as well as other activities related to the potential commercialization of our product candidates.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023
	(in thousands)
License and other revenue	$10,007	$226	$9,781
Operating expenses:
Research and development expenses	$82,403	$82,827	$(424)
Change in fair value of contingent consideration liability	(1,832)	(1,003)	(829)
General and administrative expenses	19,799	19,579	220
Total operating expenses	100,370	101,403	(1,033)
Loss from operations	(90,363)	(101,177)	10,814
Other income, net	8,976	6,938	2,038
Net loss	$(81,387)	$(94,239)	$12,852

Revenue

We recognized revenue of $10.0 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. The change of $9.8 million was primarily due to a payment of $10.0 million in connection with a milestone achieved under the Genentech Agreement during the three months ended March 31, 2024.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023
	(in thousands)
External costs for programs in clinical trials	$24,344	$25,043	$(699)
External costs for platform technologies and preclinical programs	17,400	20,769	(3,369)
Employee related expenses	33,502	30,451	3,051
Other expenses	7,157	6,564	593
Total research and development expenses	$82,403	$82,827	$(424)

Research and development expenses were $82.4 million for the three months ended March 31, 2024 compared to $82.8 million for the three months ended March 31, 2023. The change of $0.4 million was primarily due to the impact of prioritization of certain programs in our pipeline, as previously disclosed in 2023 and earlier in 2024.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability for milestones under the Merger Agreement with ZebiAI was a decrease of $1.8 million for the three months ended March 31, 2024 compared to a decrease of $1.0 million for the three months ended March 31, 2023. The change of $0.8 million was attributable to shifts in the assumptions underlying the fair value measurement between periods, which we expect to continue through the date on which any contingent milestones contractually expire.

General and Administrative Expenses

General and administrative expenses were $19.8 million for the three months ended March 31, 2024 compared to $19.6 million for the three months ended March 31, 2023. The change of $0.2 million was primarily due to an increase in stock compensation expense, offset by decreases in other employee compensation costs, insurance fees, and other expenses.

Other Income, Net

Other income, net, was $9.0 million for the three months ended March 31, 2024 compared to $6.9 million for the three months ended March 31, 2023. The change of $2.0 million was primarily a result of fluctuations in interest rates.

Liquidity and Capital Resources

As of March 31, 2024, we had cash, cash equivalents, and investments of $749.6 million.

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

In August 2021, we also entered into the Sales Agreement with Cowen pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in At-the-Market Offerings through Cowen, as our sales agent. As of March 31, 2024, we have sold 4,915,669 shares of common stock under the Sales Agreement, from which we have received $48.2 million in proceeds, which were net of $1.2 million in commissions paid to Cowen.

In January 2024, we entered into a securities purchase agreement with Nextech Crossover I SCP for the private placement of 2,500,000 shares of common stock at $12.00 per share, or the Private Placement. We received $29.8 million in proceeds from the Private Placement, which were net of $0.2 million in offering expenses.

As of March 31, 2024, we have received $120.0 million in upfront and milestone payments from Genentech pursuant to the Genentech Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(50,323)	$(67,130)
Cash provided by investing activities	10,531	75,314
Cash provided by financing activities	48,922	1,297
Net increase in cash, cash equivalents, and restricted cash	$9,130	$9,481

Operating Activities

During the three months ended March 31, 2024, we used $50.3 million of cash on operating activities, primarily resulting from our net loss of $81.4 million, offset by non-cash charges of $23.1 million and cash provided by changes in our operating assets and liabilities of $8.0 million.

During the three months ended March 31, 2023, we used $67.1 million of cash on operating activities, primarily resulting from our net loss of $94.2 million, offset by non-cash charges of $19.7 million and cash provided by changes in our operating assets and liabilities of $7.4 million.

Investing Activities

During the three months ended March 31, 2024, net cash provided by investing activities was $10.5 million, primarily consisting of $12.3 million in proceeds from net maturities of investments, offset by $1.8 million for the acquisition of property and equipment.

During the three months ended March 31, 2023, net cash provided by investing activities was $75.3 million, primarily consisting of $77.2 million in proceeds from net maturities of investments, offset by $1.9 million for the acquisition of property and equipment.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $48.9 million, primarily consisting of $47.7 million in net proceeds from the Private Placement and At-the-Market Offerings, as well as $1.2 million in proceeds from the exercise of stock options.

During the three months ended March 31, 2023, net cash provided by financing activities was $1.3 million, primarily consisting of $1.3 million in proceeds from the exercise of stock options.

Funding Requirements

We expect to continue to incur significant expenses in connection with our ongoing clinical development activities related to our product candidates and the ongoing preclinical development activities of our other programs. In addition, we continue to incur additional costs associated with operating as a public company.

As of March 31, 2024, we had cash, cash equivalents, and investments of $749.6 million. We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments during the three months ended March 31, 2024. For more information on our contractual obligations and commitments, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as Note 9, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024, the notes to our audited financial statements appearing in our Annual Report on Form 10-K, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through March 31, 2024 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of March 31, 2024, our cash equivalents consisted of money market funds. As of March 31, 2024, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes in federal interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2024, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of March 31, 2024, we had no debt outstanding and, therefore, are not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates), but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the three months ended March 31, 2024 and 2023. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may also evaluate our current product candidates or any other future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities. We will not be able to market and sell any of our product candidates we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. Pursuant to the Genentech Agreement, Genentech has assumed the development of migoprotafib, including in combination with other compounds. See "Business – Our Collaborations – License Agreements and Strategic Collaborations – Collaboration and License Agreement with Genentech" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our product candidates utilize novel mechanisms of action and novel binding locations, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects. Our Dynamo platform uses advanced computational models in tight integration with our medicinal chemistry, structural biology, enzymology and biophysics capabilities to predict and design the compounds that will achieve the most desirable characteristics, including potency, selectivity, bioavailability, and drug-like properties. A disruption in any of these capabilities may have significant adverse effects in our abilities to expand our Dynamo platform, and we cannot predict whether we will continue to have access to these capabilities in the future to support our Dynamo platform. In addition, there can be no assurance that we will be able to rapidly identify, design and synthesize the necessary compounds or that these or other problems related to the development of this novel mechanism will not arise in the future, which may cause significant delays, or raise problems that we may not be able to resolve.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. See "Business – Governmental Regulation – Insurance coverage and reimbursement" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We currently rely on foreign CMOs for the manufacture of certain of our product candidates for preclinical development and clinical testing and will likely continue to do so in the future. Foreign CMOs may be subject to U.S. legislation or investigations, including the proposed BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our product candidates, if ever approved, and could adversely affect our financial condition and business prospects.

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

In addition to the computational tools and capabilities we have developed internally, under the DESRES Agreement, we collaborate with D. E. Shaw Research to develop various protein models to make predictions as to how molecules might move in connection with identifying potential new biological targets and prospective drug compounds. There can be no assurance these protein models, or the technology used by D. E. Shaw Research to develop them (including the Anton 2 supercomputer), will provide reliable data or target information, or that the findings from these activities and our subsequent validation efforts will translate into the ability to develop therapeutically effective compounds. Though we have developed and primarily rely on our own robust in-house long timescale molecular dynamics and machine learning capabilities across our preclinical research pipeline, we currently actively collaborate with D. E. Shaw Research on two early preclinical programs. There can be no assurance that this collaboration will continue past the current term of the DESRES Agreement, on favorable terms or at all, or that at any time while the collaboration is in effect D. E. Shaw Research will provide a level of service that benefits our programs in a meaningfully positive manner. While we also have other computational collaborations, mostly focused on developing machine learning models, such collaborations do not provide a substitute for the technology made available through our collaboration with D. E. Shaw Research. The termination of the DESRES Agreement or any significant reduction in our collaboration with D. E. Shaw Research would require us to rely more heavily on these other collaborations and our own internal resources, and may delay or impair our preclinical research efforts.

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $81.4 million and $94.2 million for the three months ended March 31, 2024 and 2023, respectively. We had an accumulated deficit of $1.5 million as of March 31, 2024. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our Dynamo drug discovery platform and initial product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing, and outsourced-manufacturing expenses. We will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect their rights as a common stockholder. We may offer and sell up to an aggregate amount of $300.0 million of our common stock from time to time in "at the market" offerings pursuant to the sales agreement, or the Sales Agreement, with Cowen and Company, LLC, subject to the limitations thereof. As of March 31, 2024, we have sold 4,915,669 shares of common stock under the Sales Agreement. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Our commercial success will depend in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates, and our core technologies, including our novel target discovery technology and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Other than our U.S. patent relating to migoprotafib (RLY-1971, now referred to as GDC-1971) composition of matter and our U.S. patent relating to lirafugratinib (RLY-4008) composition of matter, we do not own or in-license any issued patents relating to our platform or our lead product candidates under clinical development.

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

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and governments of foreign jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. See "Business – Government Regulation – Other Healthcare Laws" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that a product no longer meets the criteria for orphan designation, including if the product is sufficiently profitable so that market exclusivity is no longer justified. The European Commission introduced a legislative proposal in April 2023 that, if implemented, could reduce the current ten-year marketing exclusivity period in the EU for certain orphan medicines.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See "Business – Governmental Regulation – Current and future healthcare reform legislation" in our Form 10-K for the year ended December 31, 2023.

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

In August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delaying until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. Although the effects of the IRA on our business and the healthcare industry in general are not yet known, we are taking into consideration the potential impact of the IRA on our development and commercialization activities.

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

As of March 31, 2024, we had 309 full-time employees. In the future, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

While we have not directly experienced any material system failure, accident or security breach to date, we have, from time to time experienced and may in the future continue to experience threats and security incidents relating to our and our third-party vendors’ information systems. We cannot guarantee that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, or breaches in or compromises of our systems or those of third-party CROs, vendors, contractors, consultants and/or third parties with whom we do business. While we maintain liability insurance at levels that we believe are appropriate for our business, we cannot assure our investors that it will be sufficient in type or amount to cover us against all claims related to security compromises or breaches, cyberattacks and other related breaches. To the extent that any disruption or security compromises, incident, or breach were to result in a loss of, or damage to, our systems, infrastructure, data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, the further development and commercialization of our product candidates or any future product candidates could be hindered or delayed, we could be required to expend significant amounts of money and other resources to repair, remediate, or replace our information systems or networks, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. Furthermore, any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security compromises or breaches that result in the unauthorized access, use, acquisition, disclosure, release or transfer of confidential or sensitive information, including physician data, patient data, or any personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and other security compromises and breaches can be difficult to detect, and any delay in identifying or remediating them may lead to increased harm. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents or compromises, including security breaches.

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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $5.70 to an intraday high of $64.37 through April 26, 2024. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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

As of March 31, 2024, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 51.0% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Risks Related to Operating as a Public Company

We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management has devoted and will continue to devote substantial time to compliance initiatives.

As a public company, we have incurred and expect to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations may continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2024, we entered into a securities purchase agreement with Nextech Crossover I SCP, or the Investor, for the private placement of 2,500,000 shares of common stock at $12.00 per share, or the Private Placement. We received $29.8 million in proceeds from the Private Placement, which were net of $0.2 million in offering expenses. The shares were registered for resale pursuant to our Registration Statement on Form S-3, filed with the SEC on August 12, 2021, and prospectus supplement relating to the shares, filed with the SEC on January 10, 2024 (File No. 333-258768). Based in part upon the representations of the Investor in the securities purchase agreement, the offering and sale of the shares of common stock was made in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act and corresponding provisions of state securities or “blue sky” laws.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The following table describes, for the quarterly period covered by this report, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is a contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or a Rule 10b5-1 trading arrangement. No other officers or directors adopted, materially modified, or terminated a Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement during the quarterly period covered by this report.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Expiration Date	Aggregate Number of Securities
Sanjiv K. Patel (Chief Executive Officer)	Termination (02/26/2024)	Rule 10b5-1 trading arrangement	The earlier of (i) 05/22/2024 and (ii) the execution or expiration of all trade instructions thereunder	Up to 420,000 shares
Sanjiv K. Patel (Chief Executive Officer)	Adoption (02/27/2024)	Rule 10b5-1 trading arrangement	The earlier of (i) 10/01/2024 and (ii) the execution or expiration of all trade instructions thereunder	Up to 450,000 shares
Thomas Catinazzo (Chief Financial Officer)	Termination (01/26/2024)	Rule 10b5-1 trading arrangement	The earlier of (i) 05/22/2024 and (ii) the execution or expiration of all trade instructions thereunder	Up to 205,706 shares
Thomas Catinazzo (Chief Financial Officer)	Adoption (02/15/2024)	Rule 10b5-1 trading arrangement	The earlier of (i) 04/30/2025 and (ii) the execution or expiration of all trade instructions thereunder	Up to 49,983 shares
Peter Rahmer (Chief Corporate Development Officer)	Termination (02/15/2024)	Rule 10b5-1 trading arrangement	The earlier of (i) 05/22/2024 and (ii) the execution or expiration of all trade instructions thereunder	Up to 50,000 shares
Peter Rahmer (Chief Corporate Development Officer)	Adoption (02/22/2024)	Rule 10b5-1 trading arrangement	The earlier of (i) 01/10/2025 and (ii) the execution or expiration of all trade instructions thereunder	Up to 206,065 shares(1)
Brian Adams (Chief Legal Officer)	Termination (01/23/2024)	Rule 10b5-1 trading arrangement	The earlier of (i) 12/31/2024 and (ii) the execution or expiration of all trade instructions thereunder	Up to 48,759 shares(2)

(1) Mr. Rahmer’s trading arrangement provides for the sale of net vested shares from certain restricted stock unit, or RSU, awards. The number of net vested shares to be sold pursuant to Mr. Rahmer’s trading arrangement is indeterminable as such number is subject to RSUs that will be automatically sold to satisfy applicable tax withholding obligations upon vesting, which will vary based on the market price of our common stock at the time of vesting. As such, for purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of vested shares underlying Mr. Rahmer’s applicable RSU awards that are subject to this trading arrangement as of the date Mr. Rahmer entered into the trading arrangement, without excluding the shares that have been or will be sold to satisfy the tax withholding obligations thereafter.

(2) Mr. Adams’ trading arrangement provided for the sale of net vested shares from certain RSU awards. The number of net vested shares to be sold pursuant to Mr. Adams’ trading arrangement was indeterminable as such number was subject to RSUs that will be automatically sold to satisfy applicable tax withholding obligations upon vesting, which would vary based on the market price of our common stock at the time of vesting. As such, for purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of vested shares underlying Mr. Adam’s applicable RSU awards that were subject to this trading arrangement as of the date Mr. Adams entered into the trading arrangement, without excluding the shares that were or could have been sold to satisfy the tax withholding obligations thereafter.

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

10.1

Securities Purchase Agreement, dated as of January 8, 2024, among Relay Therapeutics, Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K (File No. 001-3985) filed on January 8, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

RELAY THERAPEUTICS, INC.

Date: May 2, 2024	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2024	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)