Form 10-Q
period 2024-06-30
Relay Therapeutics, Inc.
filed 2024-08-06
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 133,889,966 shares of common stock, $0.001 par value per share, outstanding.

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
•
Positive data from preclinical or early clinical studies of our product candidates are not necessarily predictive of the results of later clinical studies and any future clinical trials of our product candidates. If we cannot replicate the positive data from our preclinical or early clinical studies of our product candidates in our future clinical trials, we will be unable to successfully develop, obtain regulatory approval for, and commercialize our product candidates.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, implied or express statements about:

•
the initiation, enrollment, timing, progress, results, and cost of our product candidates and research and development programs and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, as well as the period during which the results of the trials will become available;
•
the identification of research priorities, reallocation of resources among programs, and application of a risk-mitigated strategy to efficiently discover and develop product candidates, including by applying learnings from one program to other programs and from one modality to our other modalities, as well as the potential expected benefits therefrom;
•
the potential safety and efficacy of our product candidates and the therapeutic implications of clinical and preclinical data;
•
the manufacture of our drug substances, delivery vehicles, and product candidates for preclinical use, for clinical trials, and, on a larger scale, for commercial use, if approved;
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
•
the implementation of our business model and strategic plans for our business, product candidates, and technology;
•
the scope of protection for intellectual property rights covering our product candidates and technology;
•
estimates of our future expenses, revenues, capital requirements, and our needs for additional financing;
•
the potential benefits of strategic collaboration agreements with collaborators with development, regulatory, and commercialization expertise;
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
•
the effect of public health epidemics or outbreaks of an infectious disease and ongoing geopolitical conflicts, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including, but not limited to, our preclinical studies and current and future clinical trials;
•
general economic and market conditions, including, among others, inflation, interest rates, tax rates, economic uncertainty, the actual or perceived failure or financial difficulties of additional financial institutions, and economic and trade sanctions, including their effect on our results of operations; and
•
other risks and uncertainties, including those listed under the caption "Risk Factors."

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

This Quarterly Report on Form 10-Q also contains estimates, projections, and other information concerning our industry, our business, and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research, as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$134,125	$143,736
Investments	554,290	606,350
Prepaid expenses	10,123	16,702
Other current assets	5,732	3,315
Total current assets	704,270	770,103
Property and equipment, net	8,350	10,901
Operating lease assets	54,923	57,969
Restricted cash	2,707	2,707
Intangible asset	2,300	2,300
Total assets	$772,550	$843,980
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,167	$9,211
Accrued expenses	27,773	14,890
Operating lease liabilities	5,335	4,964
Other current liabilities	768	1,204
Total current liabilities	45,043	30,269
Operating lease liabilities, net of current portion	45,763	48,502
Contingent consideration liability	—	13,206
Total liabilities	90,806	91,977
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of June 30, 2024, and December 31, 2023; 133,324,954 and 127,462,409 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	133	127
Additional paid-in capital	2,257,132	2,152,654
Accumulated other comprehensive loss	(1,340)	(196)
Accumulated deficit	(1,574,181)	(1,400,582)
Total stockholders’ equity	681,744	752,003
Total liabilities and stockholders’ equity	$772,550	$843,980

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
License and other revenue	$—	$119	$10,007	$345
Total revenue	—	119	10,007	345
Operating expenses:
Research and development expenses	$91,992	$88,201	$174,395	$171,028
Change in fair value of contingent consideration liability	(11,374)	(2,152)	(13,206)	(3,155)
General and administrative expenses	20,139	20,120	39,938	39,699
Total operating expenses	100,757	106,169	201,127	207,572
Loss from operations	(100,757)	(106,050)	(191,120)	(207,227)
Other income:
Interest income	8,547	7,559	17,498	14,500
Other (expense) income	(2)	(14)	23	(17)
Total other income, net	8,545	7,545	17,521	14,483
Net loss	$(92,212)	$(98,505)	$(173,599)	$(192,744)
Net loss per share, basic and diluted	$(0.69)	$(0.81)	$(1.32)	$(1.59)
Weighted average shares of common stock, basic and diluted	132,821,826	121,680,844	131,832,420	121,501,849
Other comprehensive (loss) income:
Unrealized holding (loss) gain	(182)	(279)	(1,144)	4,339
Total other comprehensive (loss) income	(182)	(279)	(1,144)	4,339
Total comprehensive loss	$(92,394)	$(98,784)	$(174,743)	$(188,405)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2023	127,462,409	$127	$2,152,654	$(196)	$(1,400,582)	$752,003
Issuance of common stock through Private Placement, net	2,500,000	3	29,800	—	—	29,803
Issuance of common stock via At-the-Market Offerings, net	1,889,597	2	17,930	—	—	17,932
Issuance of common stock through exercise of stock options	236,367	—	1,187	—	—	1,187
Vesting of restricted stock units	212,478	—	—	—	—	—
Stock compensation expense	—	—	27,188	—	—	27,188
Unrealized loss on investments	—	—	—	(962)	—	(962)
Net loss	—	—	—	—	(81,387)	(81,387)
Balances at March 31, 2024	132,300,851	$132	$2,228,759	$(1,158)	$(1,481,969)	$745,764
Issuance of common stock through exercise of stock options	106,173	1	412	—	—	413
Issuance of common stock via employee stock purchase plan	203,818	—	1,129	—	—	1,129
Vesting of restricted stock units	714,112	—	—	—	—	—
Stock compensation expense	—	—	26,832	—	—	26,832
Unrealized loss on investments	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	(92,212)	(92,212)
Balances at June 30, 2024	133,324,954	$133	$2,257,132	$(1,340)	$(1,574,181)	$681,744

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2022	121,112,234	$121	$2,019,126	$(10,420)	$(1,058,609)	$950,218
Issuance of common stock through exercise of stock options	255,918	—	1,297	—	—	1,297
Vesting of restricted stock units	108,506	—	—	—	—	—
Stock compensation expense	—	—	21,518	—	—	21,518
Unrealized gain on investments	—	—	—	4,618	—	4,618
Net loss	—	—	—	—	(94,239)	(94,239)
Balances at March 31, 2023	121,476,658	$121	$2,041,941	$(5,802)	$(1,152,848)	$883,412
Issuance of common stock upon exercise of stock options	96,605	1	452	—	—	453
Issuance of common stock via employee stock purchase plan	152,369	—	1,627	—	—	1,627
Vesting of restricted stock units	219,244	—	—	—	—	—
Stock compensation expense	—	—	23,411	—	—	23,411
Unrealized loss on investments	—	—	—	(279)	—	(279)
Net loss	—	—	—	—	(98,505)	(98,505)
Balances at June 30, 2023	121,944,876	$122	$2,067,431	$(6,081)	$(1,251,353)	$810,119

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(173,599)	$(192,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	54,020	44,929
Depreciation expense	2,763	2,531
Net amortization of premiums and discounts on investments	(6,956)	(4,218)
Change in fair value of contingent consideration liability	(13,206)	(3,155)
Changes in assets and liabilities:
Accounts receivable	—	228
Contract asset	—	4,913
Prepaid expenses and other current assets	4,162	2,671
Operating lease assets and liabilities, net	678	809
Accounts payable	3,307	4,202
Accrued expenses and other liabilities	12,675	4,088
Deferred revenue	—	15
Net cash used in operating activities	(116,156)	(135,731)
Cash flows from investing activities:
Purchases of property and equipment	(1,791)	(3,418)
Purchases of investments	(310,418)	(163,975)
Proceeds from maturities of investments	368,290	293,984
Net cash provided by investing activities	56,081	126,591
Cash flows from financing activities:
Proceeds from issuance of common stock through Private Placement, net	29,803	—
Proceeds from issuance of common stock via At-the-Market Offerings, net	17,932	—
Proceeds from issuance of common stock through exercise of stock options	1,600	1,750
Proceeds from issuance of common stock via employee stock purchase plan	1,129	1,627
Net cash provided by financing activities	50,464	3,377
Net decrease in cash, cash equivalents, and restricted cash	(9,611)	(5,763)
Cash, cash equivalents, and restricted cash at beginning of period	146,443	154,372
Cash, cash equivalents, and restricted cash at end of period	$136,832	$148,609
Supplemental disclosure of non-cash activities:
Periodic change to additions of property and equipment in current liabilities	$(1,579)	$(772)

Reconciliation of Cash, Cash Equivalents, and Restricted Cash from Balance Sheets to Statement of Cash Flows

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash and cash equivalents	$134,125	$145,902
Restricted cash	2,707	2,707
Cash, cash equivalents, and restricted cash per statements of cash flows	$136,832	$148,609

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the "Company") was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage, precision medicine company transforming the drug discovery process by combining leading-edge computational and experimental technologies with the goal of bringing life-changing therapies to patients. As the Company believes it is among the first of a new breed of biotech created at the intersection of complementary techniques and technologies, the Company aims to push the boundaries of what’s possible in drug discovery. The Company’s Dynamo™ platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable or inadequately addressed. The Company’s initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications. The Company’s lead product candidates, RLY-2608 and RLY-4008 (lirafugratinib), are in clinical development. The Company announced three discovery stage programs in June 2024, including two novel programs from its genetic disease portfolio to address clinically and commercially validated targets in vascular malformations and Fabry disease, respectively, and an NRAS-selective inhibitor. The Company also has more than five active discovery stage programs across both precision oncology and genetic diseases.

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

The Company has devoted substantially all of its resources to developing its product candidates by integrating its computation and experimental approaches, building its intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

The Company has incurred net operating losses since inception and had an accumulated deficit of $1.6 billion as of June 30, 2024. The Company expects that its existing cash, cash equivalents, and investments as of June 30, 2024 will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2024, the condensed consolidated results of its operations for the three and six months ended June 30, 2024 and 2023, and condensed consolidated cash flows for the six months ended June 30, 2024 and 2023. The condensed consolidated financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are unaudited. The condensed consolidated results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2024:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$114,454	$—	$—	$114,454
U.S. treasury bills	—	7,995	—	$7,995
Total cash equivalents	114,454	7,995	—	122,449
Investments:
U.S. treasury bills	—	477,868	—	$477,868
U.S. agency securities	—	76,422	—	$76,422
Total investments	—	554,290	—	554,290
Total assets	$114,454	$562,285	$—	$676,739
Liabilities
Contingent Milestone Payments	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2023:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$140,466	$—	$—	$140,466
Total cash equivalents	140,466	—	—	140,466
Investments:
U.S. treasury bills	—	416,008	—	416,008
U.S. agency securities	—	190,342	—	190,342
Total investments	—	606,350	—	606,350
Total assets	$140,466	$606,350	$—	$746,816
Liabilities
Contingent Milestone Payments	$—	$—	$8,206	$8,206
Total liabilities	$—	$—	$8,206	$8,206

In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data.

Fair Value of Contingent Consideration

In April 2021, the Company acquired ZebiAI.

Pursuant to the terms of the acquisition, the Company is liable for certain contingent consideration, including (a) up to $85.0 million in platform and program milestones ("Contingent Milestone Payments") and (b) up to $100.0 million in earnout payments ("Contingent Earnout Payments"), both payable to ZebiAI's former equity holders upon achievement.

The Company classified the Contingent Milestone Payments within Level 3 of the fair value hierarchy. Pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"), the Company has accounted for the Contingent Milestone Payments as a liability and remeasured the fair value at each reporting period based on the probability of achieving the contingent milestones and timing. Significant judgment has been used in determining the underlying assumptions. In connection therewith, the liability was reduced to $0 on the condensed consolidated balance sheet as of June 30, 2024.

The Company has not accounted for the Contingent Earnout Payments as derivatives under FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"). As such, they were only measured at fair value as of the acquisition date and have not been re-assessed at fair value as of each reporting period end. During the three months ended June 30, 2024, the contingency was resolved without the consideration becoming payable. Therefore, the liability was reduced to $0 on the condensed consolidated balance sheet as of June 30, 2024.

The following table reconciles the change in the contingent consideration liability:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Balance at beginning of period	$11,374	$31,375	$13,206	$32,378
Change in fair value of Contingent Milestone Payments	(6,374)	(2,152)	(8,206)	(3,155)
Change in fair value of Contingent Earnout Payments	(5,000)	—	(5,000)	—
	$—	$29,223	$—	$29,223

4. Investments

The fair value of available-for-sale investments by type of security was as follows:

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$285,934	$1	$(565)	$285,370
U.S. agency securities	53,748	—	(91)	53,657
Total investments with a maturity of one year or less	339,682	1	(656)	339,027

U.S. treasury bills	193,093	8	(603)	192,498
U.S. agency securities	22,855	1	(91)	22,765
Total investments with a maturity of one to two years	215,948	9	(694)	215,263
Total investments	$555,630	$10	$(1,350)	$554,290

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$314,957	$83	$(482)	$314,558
U.S. agency securities	185,672	24	(353)	185,343
Total investments with a maturity of one year or less	500,629	107	(835)	499,901

U.S. treasury bills	100,917	591	(58)	101,450
U.S. agency securities	5,000	—	(1)	4,999
Total investments with a maturity of one to two years	105,917	591	(59)	106,449
Total investments	$606,546	$698	$(894)	$606,350

The following tables summarize the Company's available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$367,248	$(957)	$70,699	$(211)	$437,947	$(1,168)
U.S. agency securities	52,342	(167)	9,948	(15)	62,290	(182)
Total	$419,590	$(1,124)	$80,647	$(226)	$500,237	$(1,350)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$172,625	$(371)	$27,822	$(169)	$200,447	$(540)
U.S. agency securities	136,356	(207)	36,742	(147)	173,098	(354)
Total	$308,981	$(578)	$64,564	$(316)	$373,545	$(894)

As summarized in the tables immediately above, the Company held 85 and 70 debt securities that were in an unrealized loss position as of June 30, 2024 and December 31, 2023, respectively. The unrealized losses at June 30, 2024 and December 31, 2023 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

5. Common Stock

Each share of common stock entitles the stockholder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of June 30, 2024, no dividends had been declared.

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

During the three months ended June 30, 2024, there were no sales of common stock under the Sales Agreement.

Private Placement

In January 2024, the Company entered into a securities purchase agreement with Nextech Crossover I SCP for the private placement of 2,500,000 shares of common stock at $12.00 per share (the "Private Placement"). The Company received $29.8 million in proceeds from the Private Placement, which were net of $0.2 million in offering expenses. The shares issued through the Private Placement were registered for resale pursuant to the Company’s Registration Statement on Form S-3, filed with the SEC on August 12, 2021, and prospectus supplement relating to the shares, filed with the SEC on January 10, 2024.

6. Stock Compensation

Stock compensation expense in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Research and development expenses	15,616	$13,118	31,284	$24,713
General and administrative expenses	11,216	10,293	22,736	20,216
	$26,832	$23,411	$54,020	$44,929

7. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Net loss	$(92,212)	$(98,505)	$(173,599)	$(192,744)
Net loss per share, basic and diluted	$(0.69)	$(0.81)	$(1.32)	$(1.59)
Weighted average shares of common stock, basic and diluted	132,821,826	121,680,844	131,832,420	121,501,849

For the three and six months ended June 30, 2024 and 2023, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. In computing diluted net loss per share for the three and six months ended June 30, 2024 and 2023, the Company excluded the following potentially dilutive securities, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period.

	Three and Six Months Ended June 30,
	2024	2023
Options outstanding to purchase common stock	15,566,883	15,919,958
Unvested and outstanding restricted stock units	9,968,160	3,898,965
	25,535,043	19,818,923

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

As of June 30, 2024, consideration under the Genentech Agreement totaled $121.8 million, which included $10.0 million paid to the Company in connection with a milestone achieved during the six months ended June 30, 2024.

On July 11, 2024, the Company received notice that Genentech exercised its right to terminate the Genentech Agreement without cause. The termination will become effective 180 days after the date of receipt of the notice of termination (the "Termination Date"). As a result of the termination of the Genentech Agreement, the Company will not be entitled to receive any further milestones or other payments due after the Termination Date. The parties will also cease to have any development or commercialization obligations after the Termination Date and the licenses that the Company granted to Genentech pursuant to the Genentech Agreement will cease to be in effect as of the Termination Date.

Accounting Analysis

During the three and six months ended June 30, 2024 and 2023, there were no material changes to the contractual terms of the Genentech Agreement. Accordingly, there were no changes to the Company’s accounting treatment and model for recognizing revenue thereon through June 30, 2024.

During the three months ended June 30, 2024 and 2023, the Company recognized $0 and $0.1 million of revenue, respectively, from the Genentech Agreement.

During the six months ended June 30, 2024 and 2023, the Company recognized $10.0 million and $0.3 million of revenue, respectively, from the Genentech Agreement.

9. Commitments and Contingencies

Intellectual Property License

In August 2016, the Company and D.E. Shaw Research, LLC ("D.E. Shaw Research") entered into the Collaboration and License Agreement, which was most recently amended in 2023 ("DESRES Agreement"). During the three and six months ended June 30, 2024 and 2023, there were no material changes to the contractual terms of the DESRES Agreement. Accordingly, there were no changes to the Company’s accounting treatment thereon through June 30, 2024.

The Company assessed the milestones under the DESRES Agreement at June 30, 2024 and December 31, 2023, concluding no payments were due.

For the three months ended June 30, 2024 and 2023, the Company recorded research and development expenses of $2.3 million and $2.4 million, respectively, under the DESRES Agreement on its condensed consolidated statement of operations and comprehensive loss.

For the six months ended June 30, 2024 and 2023, the Company recorded research and development expenses of $4.9 million and $4.8 million, respectively, under the DESRES Agreement on its condensed consolidated statement of operations and comprehensive loss.

As of June 30, 2024 and December 31, 2023, the Company had prepaid balances of $0.7 million and $5.4 million, respectively, under the DESRES Agreement on its condensed consolidated balance sheets.

As of June 30, 2024 and December 31, 2023, the Company had no accrued expense and accounts payable balances under the DESRES Agreement on its condensed consolidated balance sheets.

Other Arrangements

The Company has certain other research and license arrangements and other collaborations with third parties, which provide the Company with specified research and/or development services.

10. Subsequent Events

In preparing the condensed consolidated interim financial statements as of June 30, 2024 and for the three month period then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements, except as otherwise described in the notes above.

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

•
RLY-2608.
•
ReDiscover Trial. RLY-2608 is the lead program in our efforts to discover and develop mutant selective inhibitors of PI3Kα. In December 2021, we dosed the first patient in a first-in-human clinical trial for RLY-2608, the first known allosteric, pan-mutant and isoform-selective phosphoinostide 3 kinase alpha, or PI3Kα, inhibitor in clinical development, or the ReDiscover Trial. In April 2022, we initiated the second arm of the dose escalation part of this trial, evaluating RLY-2608 in combination with fulvestrant for patients with HR+, HER2–, PI3Kα-mutated, locally advanced or metastatic breast cancer. In July 2023, we initiated a dose expansion cohort in patients with PI3Kα-mutant, HR+, HER2- locally advanced or metastatic breast cancer, with patients receiving a 600 mg twice daily, or BID, dose of RLY-2608 in combination with fulvestrant. In the fourth quarter of 2023, we initiated two additional dose expansion cohorts of RLY-2608 in combination with fulvestrant – a second 600 mg BID cohort as well as one at 400 mg BID. In the fourth quarter of 2023, we also initiated a triplet combination arm with RLY-2608, fulvestrant and the cyclin dependent kinase 4/6, or CDK 4/6, inhibitor ribociclib. In June 2024, we announced our plan to initiate an additional triplet combination arm with RLY-2608, fulvestrant, and atirmociclib, Pfizer Inc.’s, or Pfizer’s, investigative selective-CDK4 inhibitor, pursuant to a clinical trial collaboration with Pfizer.
•
Clinical Data. We believe that, overall, while the interim clinical data from the ReDiscover Trial disclosed to date are preliminary, the data support selective target engagement across doses and mutation types with an encouraging interim safety and tolerability profile.
•
Lirafugratinib (RLY-4008).
•
ReFocus Trial. Lirafugratinib, or RLY-4008, is a potent, selective and oral small molecule inhibitor of fibroblast growth factor receptor 2, or FGFR2. In the third quarter of 2020, we initiated a first-in-human clinical trial for lirafugratinib, or the ReFocus Trial, which is a two-part global trial in patients with FGFR2-altered tumors. The first part of the trial, or the dose escalation, is complete, and the second part of the trial, or the dose expansion, is ongoing at a 70 mg once daily, or QD, recommended Phase 2 dose in patients with cholangiocarcinoma, or CCA, and other FGFR2-altered solid tumors. Enrollment for the ReFocus Trial has been closed to allow the data to mature and inform our future clinical development decisions.
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

While our initial focus is on precision oncology, we believe our Dynamo™ platform may also be broadly applied to other areas of precision medicine, such as genetic diseases. In addition to the clinical stage product candidates described above, we announced three discovery stage programs in June 2024, including two novel programs from our genetic disease portfolio to address clinically and commercially validated targets in vascular malformations and Fabry disease, respectively, and an NRAS-selective inhibitor. We also have more than five additional active discovery stage programs across both precision oncology and genetic diseases. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development, and commercialization of our therapies.

We were incorporated in May 2015. We have devoted substantially all of our resources to developing our lead product candidates, developing our innovative computational and experimental approaches on protein motion, building our intellectual property portfolio, business planning, raising capital, and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of preferred stock and common stock, convertible debt, and proceeds from public offerings of our common stock. We have also received an aggregate of $121.8 million in connection with the Genentech Agreement through June 30, 2024.

In August 2021, we entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in "at-the-market" offerings through Cowen, as our sales agent, or At-the-Market Offerings. As of June 30, 2024, we have sold 4,915,669 shares of common stock under the Sales Agreement, from which we have received $48.2 million in proceeds, which were net of $1.2 million in commissions paid to Cowen.

In January 2024, we entered into a securities purchase agreement with Nextech Crossover I SCP for the private placement of 2,500,000 shares of common stock at $12.00 per share, or the Private Placement. We received $29.8 million in proceeds from the Private Placement, which were net of $0.2 million in offering expenses.

On April 15, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, and on April 22, 2021, we acquired ZebiAI Therapeutics, Inc., or ZebiAI. Pursuant to the Merger Agreement, upfront consideration included payment of approximately $20.0 million in cash and issuance of 1,914,219 shares of our common stock at an aggregate fair value of $61.8 million, both transferred to ZebiAI’s former stockholders, option holders, and warrant holders, or the ZebiAI Holders, upon closing. ZebiAI Holders are also eligible to receive payments upon achievement of certain program milestones, payable in shares of our common stock, or Contingent Milestone Payments, per the terms of the Merger Agreement.

In December 2020, we entered into a global collaboration and license agreement with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of RLY-1971 (now referred to as migoprotafib, or GDC-1971), or the Genentech Agreement. Under the terms of the Genentech Agreement, we received $75.0 million in an upfront payment in 2021, as well as $45.0 million in milestone payments from Genentech as of June 30, 2024. On July 11, 2024, we received notice that Genentech exercised its right to terminate the Genentech Agreement. Genentech elected to terminate the Genentech Agreement without cause, and the termination will become effective 180 days after the date of receipt of the notice of termination, or the Termination Date. Until the Termination Date, the obligations of the parties under the Genentech Agreement will continue as currently provided. As a result of the termination of the Genentech Agreement, we will not be entitled to receive any further milestones or other payments due after the Termination Date. The parties will also cease to have any development or commercialization obligations after the Termination Date and the licenses that we granted to Genentech pursuant to the Genentech Agreement will cease to be in effect as of the Termination Date. We will not continue development of migoprotafib.

Inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as public health crises, global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section "Risk Factors" in this Quarterly Report on Form 10-Q. We do not believe that such factors had a material adverse impact on our results of operations during the three and six months ended June 30, 2024 and 2023.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $173.6 million and $192.7 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $1.6 billion. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate significant operating losses for at least the next several years.

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
•
establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•
require the manufacture of larger quantities of our product candidates for clinical development and potentially commercialization;
•
obtain, maintain, expand, and protect our intellectual property portfolio;
•
acquire or in-license other drugs and technologies;
•
hire and retain additional clinical, regulatory, quality, and scientific personnel;
•
build out new facilities or expand existing facilities to support our ongoing development activity; and
•
add operational, financial, and management information systems and personnel, including personnel to support our drug development, any future commercialization efforts, and our operations as a public company.

In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed, on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back, or discontinue the development or commercialization of one or more of our product candidates.

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

We believe our cash, cash equivalents, and investments of $688.4 million as of June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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
•
costs of acquiring, developing, and manufacturing clinical trial materials, and lab supplies;
•
costs related to compliance with regulatory requirements; and
•
facility costs, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies.

We do not allocate certain internal costs, facilities, or overhead costs to specific development programs.

We expense research and development costs as the services are performed or the goods are received. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data, such as patient enrollment, clinical site activations, or other information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid expenses or accrued research and development expenses.

Our lead product candidates are in clinical development. We also have several active discovery stage programs across both precision oncology and genetic diseases. Costs incurred for these programs include costs incurred to support our discovery research and translational science efforts up to the initiation of first-in-human clinical development. Platform research and other research and development activities include costs that are not specifically allocated to active product candidates, including facilities costs, depreciation expense, and other costs. Employee related expenses include salary, wages, stock compensation, and other costs related to our personnel, which are not allocated to specific programs or activities.

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

Change in Fair Value of Contingent Consideration Liability

Change in fair value of contingent consideration liability consists of fluctuations in the estimated fair value of Contingent Milestone Payments, as well as changes in the recorded amounts of Contingent Earnout Payments, under the Merger Agreement with ZebiAI.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
	2024	2023
	(in thousands)
License and other revenue	$—	$119	$(119)
Operating expenses:
Research and development expenses	$91,992	$88,201	$3,791
Change in fair value of contingent consideration liability	(11,374)	(2,152)	(9,222)
General and administrative expenses	20,139	20,120	19
Total operating expenses	100,757	106,169	(5,412)
Loss from operations	(100,757)	(106,050)	5,293
Other income, net	8,545	7,545	1,000
Net loss	$(92,212)	$(98,505)	$6,293

Revenue

We recognized no revenue for the three months ended June 30, 2024 compared to $0.1 million for the three months ended June 30, 2023. The change of $0.1 million was due to completion of research and development services provided under the Genentech Agreement in 2023.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
	2024	2023
	(in thousands)
External costs for programs in clinical trials	$29,642	$25,872	$3,770
External costs for platform technologies and preclinical programs	20,055	21,977	(1,922)
Employee related expenses	34,704	32,810	1,894
Other expenses	7,591	7,542	49
Total research and development expenses	$91,992	$88,201	$3,791

Research and development expenses were $92.0 million for the three months ended June 30, 2024 compared to $88.2 million for the three months ended June 30, 2023. The change of $3.8 million was primarily due to additional external costs in connection with the ReDiscover Trial for RLY-2608.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability under the Merger Agreement with ZebiAI was a decrease of $11.4 million for the three months ended June 30, 2024 compared to a decrease of $2.2 million for the three months ended June 30, 2023. During the three months ended June 30, 2024, the Contingent Milestone Payments and Contingent Earnout Payments were both reduced to $0.

General and Administrative Expenses

General and administrative expenses were $20.1 million for the three months ended June 30, 2024 and 2023. In comparing the periods, increases in stock compensation expense were offset by decreases in other employee costs, insurance fees, and other expenses.

Other Income, Net

Other income, net, was $8.5 million for the three months ended June 30, 2024 compared to $7.5 million for the three months ended June 30, 2023. The change of $1.0 million was primarily a result of fluctuations in interest rates.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change
	2024	2023
	(in thousands)
License and other revenue	$10,007	$345	$9,662
Operating expenses:
Research and development expenses	$174,395	$171,028	$3,367
Change in fair value of contingent consideration liability	(13,206)	(3,155)	(10,051)
General and administrative expenses	39,938	39,699	239
Total operating expenses	201,127	207,572	(6,445)
Loss from operations	(191,120)	(207,227)	16,107
Other income, net	17,521	14,483	3,038
Net loss	$(173,599)	$(192,744)	$19,145

Revenue

We recognized revenue of $10.0 million for the six months ended June 30, 2024 compared to $0.3 million for the six months ended June 30, 2023. The change of $9.7 million was primarily due to a payment of $10.0 million in connection with a milestone achieved under the Genentech Agreement during the six months ended June 30, 2024.

Research and Development Expenses

The following summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change
	2024	2023
	(in thousands)
External costs for programs in clinical trials	$53,986	$50,915	$3,071
External costs for platform technologies and preclinical programs	37,455	42,746	(5,291)
Employee related expenses	68,206	63,261	4,945
Other expenses	14,748	14,106	642
Total research and development expenses	$174,395	$171,028	$3,367

Research and development expenses were $174.4 million for the six months ended June 30, 2024 compared to $171.0 million for the six months ended June 30, 2023. The change of $3.4 million was primarily due to additional external costs in connection with the ReDiscover Trial for RLY-2608 and increases in stock compensation expense, offset by the impact of prioritization of certain programs in our pipeline, as previously disclosed in 2023 and earlier in 2024.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability under the Merger Agreement with ZebiAI was a decrease of $13.2 million for the six months ended June 30, 2024 compared to a decrease of $3.2 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, the Contingent Milestone Payments and Contingent Earnout Payments were both reduced to $0.

General and Administrative Expenses

General and administrative expenses were $39.9 million for the six months ended June 30, 2024 compared to $39.7 million for the six months ended June 30, 2023. The change of $0.2 million was primarily due to an increase in stock compensation expense, offset by decreases in other employee compensation costs, insurance fees, and other expenses.

Other Income, Net

Other income, net, was $17.5 million for the six months ended June 30, 2024 compared to $14.5 million for the six months ended June 30, 2023. The change of $3.0 million was primarily a result of fluctuations in interest rates.

Liquidity and Capital Resources

As of June 30, 2024, we had cash, cash equivalents, and investments of $688.4 million.

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

In August 2021, we also entered into the Sales Agreement with Cowen pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in At-the-Market Offerings through Cowen, as our sales agent. As of June 30, 2024, we have sold 4,915,669 shares of common stock under the Sales Agreement, from which we have received $48.2 million in proceeds, which were net of $1.2 million in commissions paid to Cowen.

In January 2024, we entered into a securities purchase agreement with Nextech Crossover I SCP for the private placement of 2,500,000 shares of common stock at $12.00 per share, or the Private Placement. We received $29.8 million in proceeds from the Private Placement, which were net of $0.2 million in offering expenses.

As of June 30, 2024, we have received $120.0 million in upfront and milestone payments from Genentech pursuant to the Genentech Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(116,156)	$(135,731)
Cash provided by investing activities	56,081	126,591
Cash provided by financing activities	50,464	3,377
Net decrease in cash, cash equivalents, and restricted cash	$(9,611)	$(5,763)

Operating Activities

During the six months ended June 30, 2024, we used $116.2 million of cash on operating activities, primarily resulting from our net loss of $173.6 million, offset by non-cash charges of $36.6 million and cash provided by changes in our operating assets and liabilities of $20.8 million.

During the six months ended June 30, 2023, we used $135.7 million of cash on operating activities, primarily resulting from our net loss of $192.7 million, offset by non-cash charges of $40.1 million and cash provided by changes in our operating assets and liabilities of $16.9 million.

Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities was $56.1 million, primarily consisting of $57.9 million in proceeds from net maturities of investments, offset by $1.8 million for the acquisition of property and equipment.

During the six months ended June 30, 2023, net cash provided by investing activities was $126.6 million, primarily consisting of $130.0 million in proceeds from net maturities of investments, offset by $3.4 million for the acquisition of property and equipment.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $50.5 million, primarily consisting of $47.7 million in net proceeds from the Private Placement and At-the-Market Offerings, as well as $2.7 million in proceeds from the exercise of stock options and purchases under our 2020 Employee Stock Purchase Plan, or ESPP.

During the six months ended June 30, 2023, net cash provided by financing activities was $3.4 million, primarily consisting of $3.4 million in proceeds from the exercise of stock options and purchases under our ESPP.

Funding Requirements

We expect to continue to incur significant expenses in connection with our ongoing clinical development activities related to our product candidates and the ongoing preclinical development activities of our other programs. In addition, we continue to incur additional costs associated with operating as a public company.

As of June 30, 2024, we had cash, cash equivalents, and investments of $688.4 million. We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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
•
the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates;
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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments during the three months ended June 30, 2024. For more information on our contractual obligations and commitments, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as Note 9, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024, the notes to our audited financial statements appearing in our Annual Report on Form 10-K, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through June 30, 2024 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of June 30, 2024, our cash equivalents consisted of money market funds. As of June 30, 2024, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes in federal interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2024, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of June 30, 2024, we had no debt outstanding and, therefore, are not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates), but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the three and six months ended June 30, 2024 and 2023. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have not yet demonstrated our ability to successfully complete any large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Our lead product candidates are in clinical development. We may not be able to file INDs for any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays or delays with IND-enabling studies. Moreover, we cannot be sure that once we have submitted an IND, the FDA will allow further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. The FDA or other regulatory authorities may impose a clinical hold before or after a trial begins for a number of reasons outlined in FDA regulations, including if the FDA believes the study drug raises a significant risk of illness or injury. If the FDA imposes a clinical hold, trials may not commence or recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, the submission of an IND does not mean the FDA will allow clinical trials to begin and, if and when clinical trials do commence under an active IND, issues may arise that require suspension or termination of such trials. Further, commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. Regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, to the EMA for each product candidate and, consequently, the ultimate approval and commercial marketing of each product candidate. We have ongoing first-in-human clinical trials, but we do not know whether any of our future clinical trials will begin on time or be completed on schedule, if at all.

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

We may develop future product candidates, in combination with one or more cancer or other therapies. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

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

We are developing certain current product candidates, may develop other current product candidates and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.

We intend to develop our current product candidates, and may develop future product candidates, for use in combination with one or more currently approved cancer or other therapies. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar regulatory authorities could revoke approval of the therapy used in combination with our product candidates or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We also evaluate certain of our current product candidates and may in the future evaluate other current product candidates or any future product candidates in combination with one or more cancer or other therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities. We will not be able to market and sell any of our product candidates we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval. In addition, in June 2024, we entered into a clinical trial collaboration with Pfizer to evaluate atirmociclib, Pfizer’s investigative selective-CDK4 inhibitor, in combination with RLY-2608 and fulvestrant in patients with PI3Kα-mutated, HR+, HER2- metastatic breast cancer.

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

Our product candidates utilize novel mechanisms of action and novel binding locations, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects. Our Dynamo™ platform uses advanced computational models in tight integration with our medicinal chemistry, structural biology, enzymology and biophysics capabilities to predict and design the compounds that will achieve the most desirable characteristics, including potency, selectivity, bioavailability, and drug-like properties. A disruption in any of these capabilities may have significant adverse effects in our abilities to expand our Dynamo platform, and we cannot predict whether we will continue to have access to these capabilities in the future to support our Dynamo platform. In addition, there can be no assurance that we will be able to rapidly identify, design and synthesize the necessary compounds or that these or other problems related to the development of this novel mechanism will not arise in the future, which may cause significant delays, or raise problems that we may not be able to resolve.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and often takes many years. If the FDA or a similar foreign regulatory authority requires that we perform additional nonclinical studies or clinical trials, approval, if obtained at all, may be delayed. The length of such a delay varies substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA, a 510(k) or other premarket approval application, or PMA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and similar authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. It is also unclear how FDA marketing approval policies along with FDA interpretations of law or regulatory discretion could change as a result of the U.S. Supreme Court’s decision to overturn prior established case law giving deference to agency decisions and interpretations. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

Many of the companies that we compete against or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or earlier stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, we cannot predict whether our current competitive advantages, such as our ability to leverage our Dynamo™ platform and our relationships with external collaborators, will remain in place in the future. If these or other barriers to entry do not remain in place, other companies may be able to more directly or effectively compete with us.

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
•
Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•
Disputes may arise with respect to the ownership of intellectual property developed pursuant to our collaborations;
•
Collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•
Collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, Genentech notified us on July 11, 2024 that it is terminating its collaboration with us for convenience, which termination will be effective 180 days after such notice.

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

In addition to the computational tools and capabilities we have developed internally, under the DESRES Agreement, we collaborate with D. E. Shaw Research to develop various protein models to make predictions as to how molecules might move in connection with identifying potential new biological targets and prospective drug compounds. There can be no assurance these protein models, or the technology used by D. E. Shaw Research to develop them (including the Anton 2 supercomputer), will provide reliable data or target information, or that the findings from these activities and our subsequent validation efforts will translate into the ability to develop therapeutically effective compounds. Though we have developed and primarily rely on our own robust in-house long timescale molecular dynamics and machine learning capabilities across our preclinical research pipeline, we currently actively collaborate with D. E. Shaw Research on two early preclinical programs. We do not expect the initial research term under the DESRES Agreement to be mutually extended past its current end date, and there can be no assurance that at any time while the collaboration is in effect D. E. Shaw Research will provide a level of service that benefits our programs in a meaningfully positive manner. While we also have other computational collaborations, mostly focused on developing machine learning models, such collaborations do not provide a direct substitute for the technology made available through our collaboration with D. E. Shaw Research. The expiration or termination of the DESRES Agreement or any significant reduction in our collaboration with D. E. Shaw Research will require us to rely more heavily on these other collaborations and our own internal resources, and could delay or impair our preclinical research efforts with respect to the preclinical programs on which we collaborate with D.E. Shaw Research.

Furthermore, while the expiration or termination of the DESRES Agreement will not directly impact the development of our lead product candidates, we cannot predict the effects such expiration or termination could have on our preclinical studies and development efforts and our ability to discover and develop additional product candidates. In particular, the technologies accessed through D. E. Shaw Research, including the Anton 2 supercomputer, are useful aspects of our Dynamo platform, and we do not currently have access to another source of computational power comparable to that provided by the Anton 2 supercomputer. Currently, not only is our collaboration with D. E. Shaw Research for a limited time period, but it is also limited with respect to the number of target proteins available under the collaboration (with such number subject to increases or decreases from year to year, and with the number of total targets across categories capped at twenty, subject to some limitations), which could restrict our ability to broaden our platform across a larger number of targets and programs.

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $173.6 million and $192.7 million for the six months ended June 30, 2024 and 2023, respectively. We had an accumulated deficit of $1.6 billion as of June 30, 2024. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our Dynamo™ drug discovery platform and product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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
•
the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect their rights as a common stockholder. We may offer and sell up to an aggregate amount of $300.0 million of our common stock from time to time in "at the market" offerings pursuant to the sales agreement, or the Sales Agreement, with Cowen and Company, LLC, subject to the limitations thereof. As of June 30, 2024, we have sold 4,915,669 shares of common stock under the Sales Agreement. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Most of the research and development for our programs has been performed under the DESRES Agreement. Under the DESRES Agreement, D. E. Shaw Research controls the rights to its technology (including its supercomputer and software, each of which are important aspects of our Dynamo™ platform), we control the rights to certain compounds, and we jointly own with D. E. Shaw Research any other work product created by D. E. Shaw Research and us. Subject to certain limits, we have the right to have the following work product assigned to us: the composition of matter, method of use, and method of manufacture of certain compounds directed to a Category 1 Target, as set forth in the DESRES Agreement.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our products or technologies are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to FGFR2 inhibitors and PI3K inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. Since these areas are competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates, or the practice of our technology. If a patent holder believes our product or product candidate infringes on its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our owned patent portfolio and any patent portfolio we may license in the future may thus have no deterrent effect.

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

These and similar issues may arise with respect to our collaboration agreements, such as our DESRES Agreement, as amended. While we primarily rely on our own internal computational capabilities, we currently actively collaborate with D. E. Shaw Research on two preclinical research programs, and we do not expect the initial research term under the DESRES Agreement to be mutually extended past its current end date. There can be no assurance that at any time while the collaboration is in effect D. E. Shaw Research will provide any particular level of services or that the parties will operate under the agreement without disputes. These disputes may involve ownership or control of intellectual property rights, exclusivity obligations, diligence and payment obligations, for example.

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

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional data collection restrictions. Privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data of individuals in the EEA, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to having a legal basis for processing personal data, stricter requirements relating to the processing of sensitive data (such as health data), where required by GDPR, obtaining consent of the individuals to whom personal data relates, providing notice to the individuals to whom the personal data relates regarding data processing activities, implementing safeguards to protect the privacy and security of personal data, implementing processes to handle requests from individuals to exercise their data protection rights, maintaining records of our processing activities and to document data protection impact assessments where there is high risk processing, providing notification of data breaches in certain circumstances, and taking certain measures when engaging third-party processors or sub-processors. The GDPR focuses on accountability of controllers (such as us) and requires us to put in place all technical and organizational measures (privacy by design and by default) to ensure that we meet our obligations. Penalties under the GDPR include fines of up to €10,000,000 or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to €20,000,000 or up to 4% of our total worldwide annual turnover for more serious offenses. EEA Member States have adopted implementing national laws to implement the GDPR which may partially deviate from the GDPR, and the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country, so we do not expect to operate in a uniform legal landscape in the EU.

Further to the UK’s exit from the EU on January 31, 2020, the UK incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018, or collectively, UK GDPR, set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the UK is recognized as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted, or the UK Adequacy Decision. Likewise, the UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government introduced a Data Protection and Digital Information Bill, or UK Bill, into the UK legislative process. The aim of the UK Bill was to reform the UK’s data protection regime following Brexit. The Bill failed to complete the legislative passage in the necessary timeframe, and is intended to be reintroduced into the next Parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the European Commission, or EC. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

In July 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework, or the Framework, the successor of the EU-U.S. Privacy Shield framework, which the Court of Justice of the European Union invalidated in 2020. On the basis of the new adequacy decision, personal data can flow safely from the EU to U.S. companies participating in the Framework, without having to put in place additional data protection safeguards. There has been an extension to the Framework to cover UK transfers to the U.S. The Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden could increase our overall risk exposure. There may be further divergence in the future, including with regard to administrative burdens. However, the long term validity of the Framework, which has already been challenged in court, remains uncertain.

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

In addition to European data protection requirements, we may be subject to various privacy laws in the United States at the state and federal level. In the United States, at the state level, for example, California Consumer Privacy Act (CCPA) imposes sweeping privacy and security obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unredacted or unencrypted personal information. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may nevertheless impact our business activities. The CCPA became enforceable as of July 1, 2020, but there continues to be uncertainty about how the law will be interpreted and enforced. Additionally, the California Privacy Rights Act (CPRA) became effective on January 1,

2023. The CCPA (as amended by the CPRA) imposes additional obligations on companies covered by the legislation and significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA amendments also created a new state agency that will be vested with authority to implement and enforce the CCPA. The privacy protections of the CCPA also apply to personal information collected in a business to business capacity and from employment applicants, employees and former employees. The effects of the CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. Furthermore, a number of other states have either enacted comprehensive consumer privacy laws similar to the CCPA or are considering proposals for such similar laws, many of which vary in complexity and may be interpreted and enforced differently, thus potentially complicating our compliance efforts.

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

As of June 30, 2024, we had 304 full-time employees. In the future, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $5.70 to an intraday high of $64.37 through August 2, 2024. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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

As of June 30, 2024, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 50.9% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

RELAY THERAPEUTICS, INC.

Date: August 6, 2024	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)