Form 10-Q
period 2024-09-30
Relay Therapeutics, Inc.
filed 2024-11-06
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39385

RELAY THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-3923475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Binney Street, 2nd Floor Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

(617) 370-8837

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	RLAY	Nasdaq Global Market

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

As of November 1, 2024, the registrant had 167,382,958 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$152,357	$143,736
Investments	687,252	606,350
Prepaid expenses	18,725	16,702
Other current assets	6,795	3,315
Total current assets	865,129	770,103
Property and equipment, net	7,210	10,901
Operating lease assets	53,357	57,969
Restricted cash	2,119	2,707
Intangible asset	2,300	2,300
Total assets	$930,115	$843,980
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,867	$9,211
Accrued expenses	33,216	14,890
Operating lease liabilities	5,529	4,964
Other current liabilities	1,356	1,204
Total current liabilities	46,968	30,269
Operating lease liabilities, net of current portion	44,286	48,502
Contingent consideration liability	—	13,206
Total liabilities	91,254	91,977
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of September 30, 2024, and December 31, 2023; 166,886,661 and 127,462,409 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	167	127
Additional paid-in capital	2,498,471	2,152,654
Accumulated other comprehensive gain (loss)	2,509	(196)
Accumulated deficit	(1,662,286)	(1,400,582)
Total stockholders’ equity	838,861	752,003
Total liabilities and stockholders’ equity	$930,115	$843,980

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
License and other revenue	$—	$25,202	$10,007	$25,547
Total revenue	—	25,202	10,007	25,547
Operating expenses:
Research and development expenses	$76,619	$81,494	$251,014	$252,522
Change in fair value of contingent consideration liability	—	(1,200)	(13,206)	(4,355)
General and administrative expenses	19,750	18,485	59,688	58,184
Total operating expenses	96,369	98,779	297,496	306,351
Loss from operations	(96,369)	(73,577)	(287,489)	(280,804)
Other income:
Interest income	8,274	7,845	25,772	22,345
Other (expense) income	(10)	(2)	13	(19)
Total other income, net	8,264	7,843	25,785	22,326
Net loss	$(88,105)	$(65,734)	$(261,704)	$(258,478)
Net loss per share, basic and diluted	$(0.63)	$(0.54)	$(1.94)	$(2.12)
Weighted average shares of common stock, basic and diluted	140,229,056	122,231,255	134,651,728	121,843,116
Other comprehensive income (loss):
Unrealized holding gain	3,849	2,695	2,705	7,034
Total other comprehensive income	3,849	2,695	2,705	7,034
Total comprehensive loss	$(84,256)	$(63,039)	$(258,999)	$(251,444)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2023	127,462,409	$127	$2,152,654	$(196)	$(1,400,582)	$752,003
Issuance of common stock through Private Placement, net	2,500,000	3	29,800	—	—	29,803
Issuance of common stock via at-the-market offerings, net	1,889,597	2	17,930	—	—	17,932
Issuance of common stock upon exercise of stock options	236,367	—	1,187	—	—	1,187
Vesting of restricted stock units	212,478	—	—	—	—	—
Stock compensation expense	—	—	27,188	—	—	27,188
Unrealized loss on investments	—	—	—	(962)	—	(962)
Net loss	—	—	—	—	(81,387)	(81,387)
Balances at March 31, 2024	132,300,851	$132	$2,228,759	$(1,158)	$(1,481,969)	$745,764
Issuance of common stock upon exercise of stock options	106,173	1	412	—	—	413
Issuance of common stock via employee stock purchase plan	203,818	—	1,129	—	—	1,129
Vesting of restricted stock units	714,112	—	—	—	—	—
Stock compensation expense	—	—	26,832	—	—	26,832
Unrealized loss on investments	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	(92,212)	(92,212)
Balances at June 30, 2024	133,324,954	$133	$2,257,132	$(1,340)	$(1,574,181)	$681,744
Issuance of common stock through follow-on offering, net	32,857,143	33	218,124	—	—	218,157
Issuance of common stock upon exercise of stock options	175,775	1	731	—	—	732
Vesting of restricted stock units	528,789	—	—	—	—	—
Stock compensation expense	—	—	22,484	—	—	22,484
Unrealized gain on investments	—	—	—	3,849	—	3,849
Net loss	—	—	—	—	(88,105)	(88,105)
Balances at September 30, 2024	166,886,661	$167	$2,498,471	$2,509	$(1,662,286)	$838,861

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2022	121,112,234	$121	$2,019,126	$(10,420)	$(1,058,609)	$950,218
Issuance of common stock upon exercise of stock options	255,918	—	1,297	—	—	1,297
Vesting of restricted stock units	108,506	—	—	—	—	—
Stock compensation expense	—	—	21,518	—	—	21,518
Unrealized gain on investments	—	—	—	4,618	—	4,618
Net loss	—	—	—	—	(94,239)	(94,239)
Balances at March 31, 2023	121,476,658	$121	$2,041,941	$(5,802)	$(1,152,848)	$883,412
Issuance of common stock upon exercise of stock options	96,605	1	452	—	—	453
Issuance of common stock via employee stock purchase plan	152,369	—	1,627	—	—	1,627
Vesting of restricted stock units	219,244	—	—	—	—	—
Stock compensation expense	—	—	23,411	—	—	23,411
Unrealized loss on investments	—	—	—	(279)	—	(279)
Net loss	—	—	—	—	(98,505)	(98,505)
Balances at June 30, 2023	121,944,876	$122	$2,067,431	$(6,081)	$(1,251,353)	$810,119
Issuance of common stock via at-the-market offerings, net	900,000	1	9,362	—	—	9,363
Issuance of common stock upon exercise of stock options	18,475	—	95	—	—	95
Vesting of restricted stock units	297,715	—	—	—	—	—
Stock compensation expense	—	—	21,835	—	—	21,835
Unrealized gain on investments	—	—	—	2,695	—	2,695
Net loss	—	—	—	—	(65,734)	(65,734)
Balances at September 30, 2023	123,161,066	$123	$2,098,723	$(3,386)	$(1,317,087)	$778,373

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(261,704)	$(258,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	76,504	66,764
Depreciation expense	4,130	3,894
Net amortization of premiums and discounts on investments	(10,134)	(7,094)
Change in fair value of contingent consideration liability	(13,206)	(4,355)
Changes in assets and liabilities:
Accounts receivable	—	95
Contract asset	—	4,913
Prepaid expenses and other current assets	(5,503)	(5,603)
Operating lease assets and liabilities, net	961	1,159
Accounts payable	(993)	2,980
Accrued expenses and other liabilities	18,706	(15,427)
Deferred revenue	—	24
Net cash used in operating activities	(191,239)	(211,128)
Cash flows from investing activities:
Purchases of property and equipment	(2,018)	(4,008)
Purchases of investments	(575,553)	(248,727)
Proceeds from maturities of investments	507,490	450,691
Net cash (used in) provided by investing activities	(70,081)	197,956
Cash flows from financing activities:
Proceeds from issuance of common stock through Private Placement, net	29,803	—
Proceeds from issuance of common stock via at-the-market offerings, net	17,932	9,363
Proceeds from issuance of common stock through follow-on offering, net	218,157	—
Proceeds from issuance of common stock upon exercise of stock options	2,332	1,845
Proceeds from issuance of common stock via employee stock purchase plan	1,129	1,627
Net cash provided by financing activities	269,353	12,835
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,033	(337)
Cash, cash equivalents, and restricted cash at beginning of period	146,443	154,372
Cash, cash equivalents, and restricted cash at end of period	$154,476	$154,035
Supplemental disclosure of non-cash activities:
Periodic change to additions of property and equipment in current liabilities	$(1,579)	$(1,047)

Reconciliation of Cash, Cash Equivalents, and Restricted Cash from Balance Sheets to Statement of Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash and cash equivalents	$152,357	$151,328
Restricted cash	2,119	2,707
Cash, cash equivalents, and restricted cash per statements of cash flows	$154,476	$154,035

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the "Company") was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage, precision medicine company transforming the drug discovery process by combining leading-edge computational and experimental technologies with the goal of bringing life-changing therapies to patients. As the Company believes it is among the first of a new breed of biotech created at the intersection of complementary techniques and technologies, the Company aims to push the boundaries of what’s possible in drug discovery. The Company’s Dynamo® platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable or inadequately addressed. The Company’s initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications. The Company’s lead product candidates, RLY-2608 and RLY-4008 (lirafugratinib), are in clinical development. The Company announced three discovery stage programs in June 2024, including two novel programs from its genetic disease portfolio to address clinically and commercially validated targets in vascular malformations and Fabry disease, respectively, and an NRAS-selective inhibitor. The Company also has five active discovery stage programs across both precision oncology and genetic diseases.

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

The Company has incurred net operating losses since inception and had an accumulated deficit of $1.7 billion as of September 30, 2024. The Company expects that its existing cash, cash equivalents, and investments as of September 30, 2024 will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2024, the condensed consolidated results of its operations for the three and nine months ended September 30, 2024 and 2023, and condensed consolidated cash flows for the nine months ended September 30, 2024 and 2023. The condensed consolidated financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are unaudited. The condensed consolidated results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2024:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$134,163	$—	$—	$134,163
U.S. treasury bills	—	7,991	—	7,991
Total cash equivalents	134,163	7,991	—	142,154
Investments:
U.S. treasury bills	—	596,094	—	596,094
U.S. agency securities	—	91,158	—	91,158
Total investments	—	687,252	—	687,252
Total assets	$134,163	$695,243	$—	$829,406
Liabilities
Contingent Milestone Payments	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2023:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$140,466	$—	$—	$140,466
Total cash equivalents	140,466	—	—	140,466
Investments:
U.S. treasury bills	—	416,008	—	416,008
U.S. agency securities	—	190,342	—	190,342
Total investments	—	606,350	—	606,350
Total assets	$140,466	$606,350	$—	$746,816
Liabilities
Contingent Milestone Payments	$—	$—	$8,206	$8,206
Total liabilities	$—	$—	$8,206	$8,206

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

The Company classified the Contingent Milestone Payments within Level 3 of the fair value hierarchy. Pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"), the Company has accounted for the Contingent Milestone Payments as a liability and remeasured the fair value at each reporting period based on the probability of achieving the contingent milestones and timing. Significant judgment has been used in determining the underlying assumptions. In connection therewith, the liability was recorded at $0 on the condensed consolidated balance sheet as of September 30, 2024.

The Company has not accounted for the Contingent Earnout Payments as derivatives under FASB ASC Topic 815, Derivatives and Hedging ("ASC 815"). As such, they were only measured at fair value as of the acquisition date and have not been re-assessed at fair value as of each reporting period end. During the nine months ended September 30, 2024, the contingency was resolved without the consideration becoming payable. Therefore, the liability was recorded at $0 on the condensed consolidated balance sheet as of September 30, 2024.

The following table reconciles the change in the contingent consideration liability:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Balance at beginning of period	$—	$29,223	$13,206	$32,378
Change in fair value of Contingent Milestone Payments	—	(1,200)	(8,206)	(4,355)
Change in fair value of Contingent Earnout Payments	—	—	(5,000)	—
	$—	$28,023	$—	$28,023

4. Investments

The fair value of available-for-sale investments by type of security was as follows:

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$276,139	$713	$(37)	$276,815
U.S. agency securities	52,676	198	—	52,874
Total investments with a maturity of one year or less	328,815	911	(37)	329,689

U.S. treasury bills	317,661	1,758	(140)	319,279
U.S. agency securities	38,267	138	(121)	38,284
Total investments with a maturity of one to two years	355,928	1,896	(261)	357,563
Total investments	$684,743	$2,807	$(298)	$687,252

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$314,957	$83	$(482)	$314,558
U.S. agency securities	185,672	24	(353)	185,343
Total investments with a maturity of one year or less	500,629	107	(835)	499,901

U.S. treasury bills	100,917	591	(58)	101,450
U.S. agency securities	5,000	—	(1)	4,999
Total investments with a maturity of one to two years	105,917	591	(59)	106,449
Total investments	$606,546	$698	$(894)	$606,350

The following tables summarize the Company's available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$152,303	$(152)	$48,950	$(25)	$201,253	$(177)
U.S. agency securities	25,706	(121)	—	—	25,706	(121)
Total	$178,009	$(273)	$48,950	$(25)	$226,959	$(298)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$172,625	$(371)	$27,822	$(169)	$200,447	$(540)
U.S. agency securities	136,356	(207)	36,742	(147)	173,098	(354)
Total	$308,981	$(578)	$64,564	$(316)	$373,545	$(894)

As summarized in the tables immediately above, the Company held 46 and 70 debt securities that were in an unrealized loss position as of September 30, 2024 and December 31, 2023, respectively. The unrealized losses at September 30, 2024 and December 31, 2023 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

5. Common Stock

Each share of common stock entitles the stockholder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of September 30, 2024, no dividends had been declared.

At-the-Market Offering

In August 2021, the Company entered into a sales agreement (the "2021 Sales Agreement") with Cowen and Company, LLC ("Cowen"), pursuant to which the Company could offer and sell shares of its common stock having aggregate gross proceeds of up to $300.0 million from time to time in "at-the-market" offerings through Cowen, as the Company’s sales agent.

During the three months ended March 31, 2024, the Company sold 1,889,597 shares of common stock under the 2021 Sales Agreement at a weighted-average price of $9.73 per share. The Company received $17.9 million in proceeds therefrom, which were net of $0.5 million in commissions paid to Cowen.

During the three months ended June 30, 2024, there were no sales of common stock under the 2021 Sales Agreement.

In August 2024, the 2021 Sales Agreement was terminated by mutual agreement between the Company and Cowen. Separately, the Company entered into a new sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC (“TD Securities”), pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through TD Securities, as the Company’s sales agent.

During the three months ended September 30, 2024, there were no sales of common stock under the 2021 Sales Agreement or 2024 Sales Agreement.

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

Follow-On Offering

In September 2024, the Company completed a public offering of 32,857,143 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 4,285,714 shares, at an offering price of $7.00 per share. The Company received proceeds of $218.2 million, which was net of $11.8 million in underwriting discounts and other offering expenses. The shares issued in connection with the offering were registered pursuant to a universal shelf registration statement on Form S-3ASR filed with the SEC on August 6, 2024 (File No. 333-281308), as well as a prospectus supplement related to the shares, filed with the SEC on September 11, 2024.

6. Stock Compensation

Stock compensation expense in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Research and development expenses	11,084	$12,365	42,368	$37,078
General and administrative expenses	11,400	9,470	34,136	29,686
	$22,484	$21,835	$76,504	$66,764

7. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Net loss	$(88,105)	$(65,734)	$(261,704)	$(258,478)
Net loss per share, basic and diluted	$(0.63)	$(0.54)	$(1.94)	$(2.12)
Weighted average shares of common stock, basic and diluted	140,229,056	122,231,255	134,651,728	121,843,116

For the three and nine months ended September 30, 2024 and 2023, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. In computing diluted net loss per share for the three and nine months ended September 30, 2024 and 2023, the Company excluded the following potentially dilutive securities, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period.

	Three and Nine Months Ended September 30,
	2024	2023
Options outstanding to purchase common stock	15,132,362	15,899,580
Unvested and outstanding restricted stock units	8,817,355	3,594,958
	23,949,717	19,494,538

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

As of September 30, 2024, consideration under the Genentech Agreement totaled $121.8 million, which included $10.0 million paid to the Company in connection with a milestone achieved during the nine months ended September 30, 2024.

Accounting Analysis

During the three and nine months ended September 30, 2024 and 2023, there were no material changes to the Genentech Agreement, besides the termination noted above, which will become effective in the future on the Termination Date. Accordingly, there were no changes to the Company's accounting treatment and model for recognizing revenue thereon through September 30, 2024.

During the three months ended September 30, 2024 and 2023, the Company recognized $0 and $25.1 million of revenue, respectively, from the Genentech Agreement.

During the nine months ended September 30, 2024 and 2023, the Company recognized $10.0 million and $25.5 million of revenue, respectively, from the Genentech Agreement.

9. Commitments and Contingencies

Intellectual Property License

In August 2016, the Company and D.E. Shaw Research, LLC ("D.E. Shaw Research") entered into the Collaboration and License Agreement, which was most recently amended in 2023 ("DESRES Agreement"). During the three and nine months ended September 30,

2024 and 2023, there were no material changes to the contractual terms of the DESRES Agreement. Accordingly, there were no changes to the Company’s accounting treatment thereon through September 30, 2024.

The Company assessed the milestones under the DESRES Agreement at September 30, 2024 and December 31, 2023, concluding no payments were due.

For each of the three months ended September 30, 2024 and 2023, the Company recorded research and development expenses of $2.3 million under the DESRES Agreement on its condensed consolidated statement of operations and comprehensive loss.

For the nine months ended September 30, 2024 and 2023, the Company recorded research and development expenses of $7.2 million and $7.1 million, respectively, under the DESRES Agreement on its condensed consolidated statement of operations and comprehensive loss.

As of September 30, 2024 and December 31, 2023, the Company had prepaid balances of $8.2 million and $5.4 million, respectively, under the DESRES Agreement on its condensed consolidated balance sheets.

As of September 30, 2024 and December 31, 2023, the Company had no accrued expense and accounts payable balances under the DESRES Agreement on its condensed consolidated balance sheets.

Other Arrangements

The Company has certain other research and license arrangements and other collaborations with third parties, which provide the Company with specified research and/or development services.

10. Subsequent Events

In preparing the condensed consolidated interim financial statements as of September 30, 2024 and for the three month period then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements, except as otherwise described in the notes above.

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

Overview

We are a clinical-stage precision medicine company transforming the drug discovery process by combining leading-edge computational and experimental technologies with the goal of bringing life-changing therapies to patients. As we believe we are among the first of a new breed of biotech created at the intersection of complementary techniques and technologies, we aim to push the boundaries of what’s possible in drug discovery. Our Dynamo® platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable or inadequately addressed. Our initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications.

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
•
Clinical Data. In September 2024, we announced interim clinical data for RLY-2608 with a data cut-off date of August 12, 2024. This interim clinical data showed that among patients with PI3Kα-mutated, HR+/HER2- metastatic breast cancer who received the 600 mg BID dose in combination with fulvestrant, or our recommended Phase 2 dose, and who did not have a PTEN or AKT co-mutation, the median progression free survival was 9.2 months and the objective response rate was 33% across all mutations and 53% in patients with kinase mutations. Additionally, the interim clinical data showed that RLY-2608 in combination with fulvestrant was generally well tolerated in the patients treated across all doses as of the August 12, 2024 data cut-off date. The overall tolerability profile consisted of mostly low-grade treatment-related adverse events that were manageable and reversible, and safety outcomes were generally as expected across dose levels based on exposure and consistent with mutant-selective PI3Kα inhibition. We believe that, overall, while the interim clinical data from the ReDiscover Trial disclosed to date are preliminary, the data suggest interim efficacy signals in the patient population defined above, and support selective target engagement across doses and mutation types with an encouraging interim safety and tolerability profile.
•
Lirafugratinib (RLY-4008).
•
ReFocus Trial. Lirafugratinib, or RLY-4008, is a potent, selective and oral small molecule inhibitor of fibroblast growth factor receptor 2, or FGFR2. In the third quarter of 2020, we initiated a first-in-human clinical trial for lirafugratinib, or the ReFocus Trial, which is a two-part global trial in patients with FGFR2-altered tumors. The first part of the trial, or the dose escalation, is complete, and the second part of the trial, or the dose expansion, is ongoing at a 70 mg once daily, or QD, recommended Phase 2 dose in patients with cholangiocarcinoma, or CCA, and other FGFR2-altered solid tumors. Enrollment for the ReFocus Trial has been closed to allow the data to mature and inform our future clinical development decisions. In September 2024, we announced that we plan to seek a global commercialization partner for lirafugratinib in order to maintain focus on the remainder of our portfolio. This announcement followed a meeting with the U.S. Food and Drug Administration, or the FDA, regarding the lirafugratinib regulatory path, at which meeting the FDA suggested that we first file a new drug application, or NDA, in CCA, followed by a tumor agnostic supplemental NDA for FGFR2 fusions with data from more patients and more follow up.
•
Clinical Data. In October 2024, we presented updated interim FGFR2 fusion tumor agnostic clinical data at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. We believe that while the interim clinical data from the ReFocus Trial disclosed to date are preliminary, the data show interim efficacy signals in the CCA pan-FGFR, or FGFRi, treatment-naïve, FGFR2-fusion CCA cohort and non-CCA solid tumor expansion cohorts and further support our hypothesis that selective inhibition of FGFR2 can improve the treatment for patients with FGFR2-driven tumors. Additionally, the safety analysis from the interim clinical data disclosed to date for the CCA cohorts and tumor agnostic cohorts has been generally consistent. Most treatment emergent adverse events were expected FGFR2 on-target, low-grade, monitorable, manageable and largely reversible.

While our initial focus is on precision oncology, we believe our Dynamo® platform may also be broadly applied to other areas of precision medicine, such as genetic diseases. In addition to the clinical stage product candidates described above, we announced three discovery stage programs in June 2024, including two novel programs from our genetic disease portfolio to address clinically and commercially validated targets in vascular malformations and Fabry disease, respectively, and an NRAS-selective inhibitor. We also have five additional active discovery stage programs across both precision oncology and genetic diseases. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development, and commercialization of our therapies.

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

In September 2024, we completed a public offering, or the September 2024 Offering, of 32,857,143 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 4,285,714 shares, at an offering price of $7.00 per share. We received proceeds of $218.2 million, which was net of $11.8 million in underwriting discounts and other offering expenses.

In August 2021, we entered into a sales agreement, or the 2021 Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we could offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in "at-the-market" offerings through Cowen, as our sales agent. As of September 30, 2024, we sold 4,915,669 shares of common stock under the 2021 Sales Agreement, from which we received $48.2 million in proceeds, which were net of $1.2 million in commissions paid to Cowen.

In August 2024, the 2021 Sales Agreement was terminated by mutual agreement between us and Cowen. Separately, we entered into a new sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or TD Securities, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through TD Securities, as our sales agent. As of September 30, 2024, we have not sold any shares under the 2024 Sales Agreement.

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

In December 2020, we entered into a global collaboration and license agreement with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of RLY-1971 (now referred to as migoprotafib, or GDC-1971), or the Genentech Agreement. Under the terms of the Genentech Agreement, we received $75.0 million in an upfront payment in 2021, as well as $45.0 million in milestone payments from Genentech as of September 30, 2024. On July 11, 2024, we received notice that Genentech exercised its right to terminate the Genentech Agreement. Genentech elected to terminate the Genentech Agreement without cause, and the termination will become effective 180 days after the date of receipt of the notice of termination, or the Termination Date. Until the Termination Date, the obligations of the parties under the Genentech Agreement will continue as currently provided. As a result of the termination of the Genentech Agreement, we will not be entitled to receive any further milestones or other payments due after the

Termination Date. The parties will also cease to have any development or commercialization obligations after the Termination Date and the licenses that we granted to Genentech pursuant to the Genentech Agreement will cease to be in effect as of the Termination Date. We will not continue development of migoprotafib.

Inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as public health crises, global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section "Risk Factors" in this Quarterly Report on Form 10-Q. We do not believe that such factors had a material adverse impact on our results of operations during the three and nine months ended September 30, 2024 and 2023.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $261.7 million and $258.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $1.7 billion. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate significant operating losses for at least the next several years.

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

We believe our cash, cash equivalents, and investments of $839.6 million as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
	2024	2023
	(in thousands)
License and other revenue	$—	$25,202	$(25,202)
Operating expenses:
Research and development expenses	$76,619	$81,494	$(4,875)
Change in fair value of contingent consideration liability	—	(1,200)	1,200
General and administrative expenses	19,750	18,485	1,265
Total operating expenses	96,369	98,779	(2,410)
Loss from operations	(96,369)	(73,577)	(22,792)
Other income, net	8,264	7,843	421
Net loss	$(88,105)	$(65,734)	$(22,371)

Revenue

We recognized no revenue for the three months ended September 30, 2024 compared to $25.2 million for the three months ended September 30, 2023. The decrease of $25.2 million was primarily due to recognition of $25.0 million in variable consideration under the Genentech Agreement previously constrained during the three months ended September 30, 2023. By comparison, no amounts were recognized during the three months ended September 30, 2024, as research and development services provided under the Genentech Agreement were completed in 2023.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
	2024	2023
	(in thousands)
External costs for programs in clinical trials	$20,564	$23,682	$(3,118)
External costs for platform technologies and preclinical programs	19,335	18,276	1,059
Employee related expenses	29,535	31,992	(2,457)
Other expenses	7,185	7,544	(359)
Total research and development expenses	$76,619	$81,494	$(4,875)

Research and development expenses were $76.6 million for the three months ended September 30, 2024 compared to $81.5 million for the three months ended September 30, 2023. The decrease of $4.9 million was primarily due to the impact of prioritization of certain programs in our pipeline, as previously disclosed in 2023 and earlier in 2024.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability under the Merger Agreement with ZebiAI was $0 for the three months ended September 30, 2024 compared to a decrease of $1.2 million for the three months ended September 30, 2023. During the three months ended June 30, 2024, the Contingent Milestone Payments and Contingent Earnout Payments were both reduced to $0. During the three months ended September 30, 2024, there were no further changes to such amounts.

General and Administrative Expenses

General and administrative expenses were $19.8 million for the three months ended September 30, 2024 compared to $18.5 million for the three months ended September 30, 2023. The increase of $1.3 million was primarily due to an increase in stock compensation expense, partially offset by decreases in other employee compensation costs and certain other general and administrative expenses.

Other Income, Net

Other income, net, was $8.3 million for the three months ended September 30, 2024 compared to $7.8 million for the three months ended September 30, 2023. The increase of $0.4 million was primarily a result of fluctuations in interest rates.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change
	2024	2023
	(in thousands)
License and other revenue	$10,007	$25,547	$(15,540)
Operating expenses:
Research and development expenses	$251,014	$252,522	$(1,508)
Change in fair value of contingent consideration liability	(13,206)	(4,355)	(8,851)
General and administrative expenses	59,688	58,184	1,504
Total operating expenses	297,496	306,351	(8,855)
Loss from operations	(287,489)	(280,804)	(6,685)
Other income, net	25,785	22,326	3,459
Net loss	$(261,704)	$(258,478)	$(3,226)

Revenue

We recognized revenue of $10.0 million for the nine months ended September 30, 2024 compared to $25.5 million for the nine months ended September 30, 2023. The decrease of $15.5 million was primarily due to recognition of $25.0 million in variable consideration under the Genentech Agreement previously constrained during the nine months ended September 30, 2023. By comparison, only $10.0 million was recognized during the nine months ended September 30, 2024, specifically in connection with a milestone achieved under the Genentech Agreement.

Research and Development Expenses

The following summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change
	2024	2023
	(in thousands)
External costs for programs in clinical trials	$74,550	$74,597	$(47)
External costs for platform technologies and preclinical programs	56,790	61,022	(4,232)
Employee related expenses	97,741	95,253	2,488
Other expenses	21,933	21,650	283
Total research and development expenses	$251,014	$252,522	$(1,508)

Research and development expenses were $251.0 million for the nine months ended September 30, 2024 compared to $252.5 million for the nine months ended September 30, 2023. The decrease of $1.5 million was primarily due to the impact of prioritization of certain programs in our pipeline, as previously disclosed in 2023 and earlier in 2024, partially offset by an increase in stock compensation expense.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability under the Merger Agreement with ZebiAI was a decrease of $13.2 million for the nine months ended September 30, 2024 compared to a decrease of $4.4 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Contingent Milestone Payments and Contingent Earnout Payments were both reduced to $0.

General and Administrative Expenses

General and administrative expenses were $59.7 million for the nine months ended September 30, 2024 compared to $58.2 million for the nine months ended September 30, 2023. The increase of $1.5 million was primarily due to an increase in stock compensation expense, partially offset by decreases in other employee compensation costs and certain other general and administrative expenses.

Other Income, Net

Other income, net, was $25.8 million for the nine months ended September 30, 2024 compared to $22.3 million for the nine months ended September 30, 2023. The increase of $3.5 million was primarily a result of fluctuations in interest rates.

Liquidity and Capital Resources

As of September 30, 2024, we had cash, cash equivalents, and investments of $839.6 million.

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

In September 2024, we completed the September 2024 Offering of 32,857,143 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 4,285,714 shares, at an offering price of $7.00 per share. We received proceeds of $218.2 million, which was net of $11.8 million in underwriting discounts and other offering expenses.

In August 2024, we filed a universal shelf registration statement on Form S-3ASR with the SEC, or the 2024 Shelf, to register for sale an amount of our common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective upon filing with the SEC (File No. 333-281308). The 2024 Shelf replaced our prior universal shelf registration statement filed with the SEC in August 2021 (File No. 333-258768), which would have expired in August 2024.

In August 2021, we entered into the 2021 Sales Agreement with Cowen, pursuant to which we had the ability to offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in "at-the-market" offerings through Cowen, as our sales agent. As of September 30, 2024, we sold 4,915,669 shares of common stock under the 2021 Sales Agreement, from which we received $48.2 million in proceeds, which were net of $1.2 million in commissions paid to Cowen.

In August 2024, the 2021 Sales Agreement was terminated by mutual agreement between us and Cowen. Separately, we entered into the 2024 Sales Agreement with TD Securities, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through TD Securities, as our sales agent. As of September 30, 2024, we have not sold any shares under the 2024 Sales Agreement.

In January 2024, we entered into a securities purchase agreement with Nextech Crossover I SCP for the Private Placement. We received $29.8 million in proceeds from the Private Placement, which were net of $0.2 million in offering expenses.

As of September 30, 2024, we have received $120.0 million in upfront and milestone payments from Genentech pursuant to the Genentech Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(191,239)	$(211,128)
Cash (used in) provided by investing activities	(70,081)	197,956
Cash provided by financing activities	269,353	12,835
Net increase (decrease) in cash, cash equivalents, and restricted cash	$8,033	$(337)

Operating Activities

During the nine months ended September 30, 2024, we used $191.2 million of cash on operating activities, primarily resulting from our net loss of $261.7 million, offset by non-cash charges of $57.3 million and cash provided by changes in our operating assets and liabilities of $13.2 million.

During the nine months ended September 30, 2023, we used $211.1 million of cash on operating activities, primarily resulting from our net loss of $258.5 million and cash used to fund changes in our operating assets and liabilities of $11.9 million, offset by non-cash charges of $59.2 million.

Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was $70.1 million, primarily consisting of $68.1 million in net purchases of investments and $2.0 million for the acquisition of property and equipment.

During the nine months ended September 30, 2023, net cash provided by investing activities was $198.0 million, primarily consisting of $202.0 million in proceeds from net maturities of investments, offset by $4.0 million for the acquisition of property and equipment.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $269.4 million, primarily consisting of $265.9 million in net proceeds from the Private Placement, at-the-market offerings, and the September 2024 Offering, as well as $3.5 million in proceeds from the exercise of stock options and purchases under our 2020 Employee Stock Purchase Plan, or ESPP.

During the nine months ended September 30, 2023, net cash provided by financing activities was $12.8 million, primarily consisting of $9.4 million in net proceeds from at-the-market offerings, as well as $3.5 million in proceeds from the exercise of stock options and purchases under our ESPP.

Funding Requirements

We expect to continue to incur significant expenses in connection with our ongoing clinical development activities related to our product candidates and the ongoing preclinical development activities of our other programs. In addition, we continue to incur additional costs associated with operating as a public company.

As of September 30, 2024, we had cash, cash equivalents, and investments of $839.6 million. We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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
•
our headcount growth and associated costs if and as we expand our business operations and our research and development activities; and
•
the costs of operating as a public company.

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

Contractual Obligations and Commitments

On July 11, 2024, we received notice that Genentech exercised its right to terminate the Genentech Agreement, as further discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. There were no other material changes to our contractual obligations and commitments during the three months ended September 30, 2024. For more information on our contractual obligations and commitments, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as Note 9, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024, the notes to our audited financial statements appearing in our Annual Report on Form 10-K, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through September 30, 2024 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of September 30, 2024, our cash equivalents consisted of money market funds. As of September 30, 2024, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes in federal interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2024, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of September 30, 2024, we had no debt outstanding and, therefore, are not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates), but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the three and nine months ended September 30, 2024 and 2023. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have not yet demonstrated our ability to successfully complete any large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Our lead product candidates are in clinical development. We may not be able to file investigational new drug applications, or INDs, for any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays or delays with IND-enabling studies. Moreover, we cannot be sure that once we have submitted an IND, the FDA will allow further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. The FDA or other regulatory authorities may impose a clinical hold before or after a trial begins for a number of reasons outlined in FDA regulations, including if the FDA believes the study drug raises a significant risk of illness or injury. If the FDA imposes a clinical hold, trials may not commence or recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, the submission of an IND does not mean the FDA will allow clinical trials to begin and, if and when clinical trials do commence under an active IND, issues may arise that require suspension or termination of such trials. Further, commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. Regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, to the EMA for each product candidate and, consequently, the ultimate approval and commercial marketing of each product candidate. We have ongoing first-in-human clinical trials, but we do not know whether any of our future clinical trials will begin on time or be completed on schedule, if at all.

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

In addition to the competitive clinical trial environment, the eligibility criteria of our planned clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure to assure their cancer or other disease is either severe enough or not too advanced to include them in a study. Additionally, the process of finding patients may prove costly. Where our clinical trials involve multiple combination arms, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidates under study or any of the other therapies used in combination with such product candidates, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed.

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

We are developing certain product candidates and may develop future product candidates, in combination with one or more cancer or other therapies. The uncertainty resulting from the use of our product candidates in combination with other therapies may make it difficult to accurately predict side effects in future clinical trials.

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

Research programs to pursue the development of our existing and planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. For example, pursuant to the DESRES Agreement, we collaborate with D. E. Shaw Research to develop various protein models and make predictions as to how molecules might move, with subsequent validation efforts in our and our CROs’ labs. There can be no assurance that we will find potential additional targets using this approach, that any such targets will be tractable, that preclinical development of any of our research programs will be successful or that any clinical validations will be successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

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

In June 2024, we announced three preclinical programs focused on vascular malformations, Fabry disease, and NRAS, but these programs are in preclinical development and may not reach clinical development on the timelines we expect or ever. Because we have limited financial and human resources, we intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

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

Our product candidates utilize novel mechanisms of action and novel binding locations, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects. Our Dynamo® platform uses advanced computational models in tight integration with our medicinal chemistry, structural biology, enzymology and biophysics capabilities to predict and design the compounds that will achieve the most desirable characteristics, including potency, selectivity, bioavailability, and drug-like properties. A disruption in any of these capabilities may have significant adverse effects in our abilities to expand our Dynamo® platform, and we cannot predict whether we will continue to have access to these capabilities in the future to support our Dynamo® platform. In addition, there can be no assurance that we will be able to rapidly identify, design and synthesize the necessary compounds or that these or other problems related to the development of this novel mechanism will not arise in the future, which may cause significant delays, or raise problems that we may not be able to resolve.

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

The total addressable market opportunity will ultimately depend upon, among other things, the diagnosis criteria included in the final label, and, if our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with cancers and solid tumors may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates. For example, earlier this year we deprioritized RLY-5836 in order to focus our resources on advancing RLY-2608 and in September 2024, we announced that we plan to seek a global commercialization partner for lirafugratinib in order to maintain focus on the remainder of our portfolio. These and other prioritization decisions may prove to be the wrong choice and may adversely affect our business.

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

Many of the companies that we compete against or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or earlier stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, we cannot predict whether our current competitive advantages, such as our ability to leverage our Dynamo® platform and our relationships with external collaborators, will remain in place in the future. If these or other barriers to entry do not remain in place, other companies may be able to more directly or effectively compete with us.

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

In addition to the computational tools and capabilities we have developed internally, under the DESRES Agreement, we collaborate with D. E. Shaw Research to develop various protein models to make predictions as to how molecules might move in connection with identifying potential new biological targets and prospective drug compounds. There can be no assurance these protein models, or the technology used by D. E. Shaw Research to develop them (including the Anton 2 supercomputer), will provide reliable data or target information, or that the findings from these activities and our subsequent validation efforts will translate into the ability to develop therapeutically effective compounds. Though we have developed and primarily rely on our own robust in-house long timescale molecular dynamics and machine learning capabilities across our preclinical research pipeline, we currently actively collaborate with D. E. Shaw Research on one early preclinical program. The initial research term under the DESRES Agreement will not extend past its current end date of August 16, 2025, and there can be no assurance that at any time while the collaboration is in effect D. E. Shaw Research will provide a level of service that benefits our programs in a meaningfully positive manner. While we also have other computational collaborations, mostly focused on developing machine learning models, such collaborations do not provide a direct substitute for the technology made available through our collaboration with D. E. Shaw Research. The expiration or termination of the DESRES Agreement or any significant reduction in our collaboration with D. E. Shaw Research will require us to rely more heavily on these other collaborations and our own internal resources, and could delay or impair our preclinical research efforts with respect to the preclinical programs on which we collaborate with D.E. Shaw Research.

Furthermore, while the expiration or termination of the DESRES Agreement will not directly impact the development of our lead product candidates, we cannot predict the effects such expiration or termination could have on our preclinical studies and development efforts and our ability to discover and develop additional product candidates. In particular, the technologies accessed through D. E. Shaw Research, including the Anton 2 supercomputer, are useful aspects of our Dynamo® platform, and we do not currently have access to another source of computational power comparable to that provided by the Anton 2 supercomputer. Currently, not only is our collaboration with D. E. Shaw Research for a limited time period, but it is also limited with respect to the number of target proteins available under the collaboration (with such number subject to increases or decreases from year to year, and with the number of total targets across categories capped at twenty, subject to some limitations), which could restrict our ability to broaden our platform across a larger number of targets and programs.

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $261.7 million and $258.5 million for the nine months ended September 30, 2024 and 2023, respectively. We had an accumulated deficit of $1.7 billion as of September 30, 2024. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our Dynamo® drug discovery platform and product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect their rights as a common stockholder. We may offer and sell up to an aggregate amount of $250.0 million of our common stock from time to time in "at the market" offerings pursuant to the sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, subject to the limitations thereof. As of September 30, 2024, we have not sold any shares of common stock under the 2024 Sales Agreement. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Our commercial success will depend in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates, and our core technologies, including our novel target discovery technology and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Other than our U.S., European, Taiwanese, Japanese and Hong Kong patents relating to lirafugratinib (RLY-4008) and our Japanese patent relating to RLY-2608, we do not own or in-license any issued patents relating to our platform or our lead product candidates under clinical development.

Most of the research and development for our programs has been performed under the DESRES Agreement. Under the DESRES Agreement, D. E. Shaw Research controls the rights to its technology (including its supercomputer and software, each of which are important aspects of our Dynamo® platform), we control the rights to certain compounds, and we jointly own with D. E. Shaw Research any other work product created by D. E. Shaw Research and us. Subject to certain limits, we have the right to have the following work product assigned to us: the composition of matter, method of use, and method of manufacture of certain compounds directed to a Category 1 Target, as set forth in the DESRES Agreement.

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

To date, some of the work product created under our agreement with D. E. Shaw Research has been created by D. E. Shaw Research and us, together, and is thus initially co-owned. We have subsequently obtained sole ownership of certain intellectual property relating specifically to some of our clinical candidates (e.g. migoprotafib and lirafugratinib). By virtue of inventorship, we jointly own intellectual property rights pertaining to RLY-2608, but retain the option to obtain sole ownership of intellectual property rights relating to it and other jointly owned PIK3CA inhibitors. We have the first right to prepare, file, prosecute, maintain and defend patents that cover work product jointly created by D. E. Shaw Research and us. If we choose not to exercise those rights with respect to patents and patent applications that cover joint work product, D. E. Shaw Research will have the right to take over such activities, unless such rights are waived. The party that is preparing, filing, prosecuting and maintaining a patent that covers joint work product also has the right to enforce such patent against infringers.

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

These and similar issues may arise with respect to our collaboration agreements, such as our DESRES Agreement, as amended. While we primarily rely on our own internal computational capabilities, we currently actively collaborate with D. E. Shaw Research on one preclinical research program, and the initial research term under the DESRES Agreement will not extend past its current end date. There can be no assurance that at any time while the collaboration is in effect D. E. Shaw Research will provide any particular level of services or that the parties will operate under the agreement without disputes. These disputes may involve ownership or control of intellectual property rights, exclusivity obligations, diligence and payment obligations, for example.

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

In addition to European data protection requirements, we may be subject to various privacy laws in the United States at the state and federal level. In the United States, at the state level, for example, California Consumer Privacy Act (CCPA) imposes sweeping privacy and security obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unredacted or unencrypted personal information. The privacy protections of the CCPA also apply to personal information collected in a business to business capacity and from employment applicants, employees and former employees. The effects of the CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. Furthermore, a number of other states have either enacted comprehensive consumer privacy laws similar to the CCPA or are considering proposals for such similar laws, many of which vary in complexity and may be interpreted and enforced differently, thus potentially complicating our compliance efforts. In Washington, for example, the My Health My Data Act (MHMDA) entered into force on March 31, 2024, and includes a broad private right of action. Seventeen other states passed privacy legislation, which will come into force over the next several years. While these laws generally have exceptions for protected health information that is subject to HIPAA and for information collected in the context of clinical trials, they may nevertheless impact our business activities.

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

Risks Related to Growth and Acquisitions

We expect to expand our development and regulatory capabilities in the future and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of September 30, 2024, we had 294 full-time employees. In the future, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $5.60 to an intraday high of $64.37 through November 1, 2024. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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

As of September 30, 2024, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 40.9% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Expiration Date	Aggregate Number of Securities
Donald A. Bergstrom (President, Research and Development)	Adoption (08/08/2024)	Rule 10b5-1 trading arrangement	The earlier of (i) 06/06/2025 and (ii) the execution or expiration of all trade instructions thereunder	Up to 276,000 shares
Brian Adams (Chief Legal Officer)	Adoption (08/06/2024)	Rule 10b5-1 trading arrangement	The earlier of (i) 03/31/2025 and (ii) the execution or expiration of all trade instructions thereunder	Up to 20,565 shares
Patel Family Irrevocable Trust of 2019 (1)	Adoption (08/07/2024)	Rule 10b5-1 trading arrangement	The earlier of (i) 01/23/2025 and (ii) the execution or expiration of all trade instructions thereunder	Up to 600,000 shares

(1) This 10b5-1 plan was entered into by an irrevocable trust, which holds the applicable shares for the benefit of Sanjiv K. Patel's family members. Sanjiv K. Patel is our Chief Executive Officer. An independent trustee is trustee of the trust.

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

RELAY THERAPEUTICS, INC.

Date: November 6, 2024	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)