Form 10-K
period 2024-12-31
Relay Therapeutics, Inc.
filed 2025-02-26
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the Registrant based on the closing price of the Registrant’s common stock as reported on the Nasdaq Global Market on June 30, 2024, the last business day of the Registrant’s most recently completed second quarter, was approximately $859.3 million. In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 21, 2025 was 169,521,849.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2025 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
Our current or future clinical trials or those of future collaborators or licensees may reveal significant adverse events not seen in our preclinical or nonclinical studies or early clinical data and may result in a safety profile that would inhibit regulatory approval or market acceptance of any of our product candidates.
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
•
We have relied on, and expect to continue to rely on, third parties to conduct our current and future clinical trials of our product candidates, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, implied or express statements about:

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
•
our relationships with our third-party strategic collaborators and licensees and their ability to continue research and development and commercialization activities relating to our development candidates and product candidates;
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
•
the potential benefits of strategic collaboration and/or license agreements with collaborators and/or licensees with development, regulatory, and commercialization expertise;
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

This Annual Report on Form 10-K also contains estimates, projections, and other information concerning our industry, our business, and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research, as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report on Form 10-K, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

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

We are advancing a pipeline of medicine candidates to address targets in precision oncology and genetic disease, including RLY-2608, our lead product candidate discussed below.

RLY-2608. RLY-2608 is the first known allosteric, pan-mutant and isoform-selective phosphoinostide 3 kinase alpha, or PI3Kα, inhibitor in clinical development. It is the lead program in our efforts to discover and develop mutant selective inhibitors of PI3Kα.

•
ReDiscover Trial. In December 2021, we dosed the first patient in a first-in-human clinical trial for RLY-2608, or the ReDiscover Trial. Since then, we have predominantly focused on evaluating RLY-2608 in combination with fulvestrant for patients with HR+, HER2–, PI3Kα-mutated, locally advanced or metastatic breast cancer. In the fourth quarter of 2023, we initiated a triplet combination arm with RLY-2608, fulvestrant and the cyclin dependent kinase 4/6, or CDK 4/6, inhibitor ribociclib. In the fourth quarter of 2024, we initiated an additional triplet combination arm with RLY-2608, fulvestrant, and atirmociclib, Pfizer Inc.’s, or Pfizer’s, investigative selective-CDK4 inhibitor, pursuant to a clinical trial collaboration with Pfizer. We also intend to initiate a Phase 3 registrational study, or the ReDiscover-2 Trial, which will evaluate the safety and efficacy of RLY-2608 plus fulvestrant in PI3Kα-mutated, HR+/HER2- advanced breast cancer patients previously treated with a CDK4/6 inhibitor. The comparator arm in the ReDsicover-2 Trial will be capivasertib plus fulvestrant.
•
Clinical Data. In September 2024, we announced interim clinical data for RLY-2608 with a data cut-off date of August 12, 2024, and in December 2024, we announced additional updated interim clinical data for RLY-2608 at the San Antionio Breast Cancer Symposium 2024 with a data cut-off date of November 4, 2024. These interim clinical data are discussed further below in "Our Product Pipeline and Programs —Our Lead Product Candidate— RLY-2608– Interim Clinical Data." We believe that, overall, while the clinical data from the ReDiscover Trial disclosed to date are preliminary, the data suggest differentiated interim efficacy signals in the specified patient population and support selective target engagement across doses and mutation types with an encouraging interim safety and tolerability profile.

While our initial focus is on precision oncology, we believe our Dynamo® platform may also be broadly applied to other areas of precision medicine, such as genetic diseases. In June 2024, we announced three new programs, including two genetic disease programs to address clinically and commercially validated targets in vascular malformations and Fabry disease, respectively, and an NRAS-selective inhibitor for NRAS-mutated solid tumors. We also have four additional active discovery stage programs across both precision oncology and genetic diseases. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development, and commercialization of our therapies.

Our Strategy

Our mission is to leverage unique insights into protein motion to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of small molecule therapies. We believe that, by placing protein motion at the heart of Motion-Based Drug Design discovery, our unique Dynamo® platform has the potential to address previously intractable or inadequately addressed precision medicine targets. To accomplish this, we intend to continue building a team that shares our commitment to patients and rapidly advance our precision medicine pipeline of product candidates with a focus on the highest value opportunities. The key elements of our strategy are to:

Rapidly advance our PI3Kα franchise and other programs through clinical development with the goal of reaching as many patients as possible. We believe that RLY-2608 has the potential to address a significant portion of patients globally with HR+, HER2- breast cancer with a PI3Kα mutation, one of the largest patient populations for a precision oncology medicine. We have prioritized development of the RLY-2608 doublet and triplet combinations with the aim of reaching breast cancer patients across both CDK4/6-experienced and -naïve patients. Additionally, in June 2024, we announced our intention to advance RLY-2608 in vascular malformations, expanding our PI3Kα franchise to genetic disease. In June 2024, we also announced two additional programs, including programs to address clinically and commercially validated targets in Fabry disease and an NRAS-selective inhibitor. We plan to continue to conduct our clinical studies in genetically-defined patient populations. If we are successful in generating clinically meaningful and differentiated data for our programs, we plan to meet with regulatory authorities to discuss potential approval pathways.

Harness the insights and data generated from our drug discovery platform against intractable or inadequately addressed precision medicine targets, with current focus on oncology and genetic diseases. We are committed to deploying our Dynamo® platform against genetically validated targets, taking on some of the toughest technical drug discovery challenges and creating novel medicines against those targets that can rapidly attain clinical proof-of-concept and address significant unmet medical needs. Our initial focus is on precision oncology where there are clear genetic driver alterations in the tumor genome, and genetic disease where the causal mutations are present at birth. However, we believe our platform also has potential to address targets in genetically-defined subpopulations of more common diseases in other therapeutic areas.

Selectively enter into strategic partnerships to maximize the value of our platform and pipeline. We intend to build a fully integrated biopharmaceutical company and independently pursue the development and commercialization of our key product candidates. Given our potential to generate novel product candidates addressing a wide variety of therapeutic indications, we may enter into strategic partnerships around certain targets, product candidates, disease areas or geographies if we believe these collaborations or licenses could accelerate the development and commercialization of our product candidates and allow us to realize additional potential in our product candidates and our platform. For example, in June 2024, we entered into a global clinical trial collaboration with Pfizer for the development of RLY-2608 in combination with fulvestrant and atirmociclib, Pfizer's investigative selective-CDK4 inhibitor, in patients with PI3Kα-mutated, HR+, HER2- metastatic breast cancer. Additionally, in December 2024, we entered into an exclusive global licensing agreement, or the Elevar Agreement, with Elevar Therapeutics, Inc., or Elevar, pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib (RLY-4008), our selective oral small molecule inhibitor of fibroblast growth factor receptor 2, or FGFR2. Outside of the Elevar Agreement, we currently retain full development and commercialization rights to our pipeline of active precision medicine programs.

Our Dynamo® Platform

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

Our platform integrates a broad and tailored array of leading edge experimental and computational approaches to gain fundamental insights into protein function (Figure 1).

Figure 1: The Dynamo platform is an integration of our tools and team.

We deploy the power of our Dynamo platform in three key phases of Motion-Based Drug Design discovery. We first understand how to drug the protein by developing a detailed mechanistic understanding of the dynamic behavior of the target protein and by identifying pockets where binding of a small molecule can impact protein function, which allows us to generate a target modulation hypothesis. Our platform then aids in efficient hit identification, or the identification of chemical starting points through an integrated system of experimental and virtual screens. This enables rapid lead optimization until a development candidate is selected by computationally prioritizing compounds for experimental evaluation. As each cycle generates new learnings for both our team and our underlying machine learning models, our successful iteration of this process continuously improves our understanding of protein motion which leads to a more effective and efficient drug discovery process.

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

We have one ongoing strategic partnership, specifically our agreement with Elevar for the global development and commercialization of lirafugratinib. Other than lirafugratinib, we retain full development and commercialization rights to our current pipeline of active precision medicine programs.

See "—Overview" above for a table that summarizes our current portfolio of product candidates and programs.

Our Lead Product Candidate

We have one lead product candidate in clinical development, RLY-2608, the first known investigational allosteric, pan-mutant and isoform-selective inhibitor of PI3Kα, which is discussed further below.

RLY-2608

Overview

RLY-2608 is the lead program in our efforts to discover and develop mutant selective inhibitors of PI3Kα. PI3Kα is the most frequently mutated kinase in all cancers, with oncogenic mutations detected in about 14% of patients with solid tumors. Traditionally, the development of PI3Kα inhibitors has focused on the active, or orthosteric, site. The therapeutic index of orthosteric inhibitors is limited by the lack of clinically meaningful selectivity for mutant versus wild-type PI3Kα and off-isoform activity. Toxicity related to inhibition of wild-type PI3Kα and other PI3K isoforms results in sub-optimal inhibition of mutant PI3Kα with reductions in dose intensity and frequent discontinuation. The Dynamo® platform enabled the discovery of RLY-2608, what we believe to be the first known allosteric, pan-mutant, and isoform-selective PI3Kα inhibitor designed to overcome these limitations. By solving the full-length cryo-electron microscopy, or Cryo-EM, structure of PI3Kα and performing computational long time-scale molecular dynamic simulations to elucidate conformational differences between wild-type and mutant PI3Kα, we were able to leverage these insights to support the design of RLY-2608.

We dosed the first patient in the ReDiscover Trial in December 2021. Since then, we have predominantly focused on evaluating RLY-2608 in combination with fulvestrant for patients with HR+, HER2–, PI3Kα-mutated, locally advanced or metastatic breast cancer. In the fourth quarter of 2023, we initiated a triplet combination arm with RLY-2608, fulvestrant and the CDK 4/6 inhibitor, ribociclib. In the fourth quarter of 2024, we initiated an additional triplet combination arm with RLY-2608, fulvestrant, and atirmociclib, Pfizer’s investigative selective-CDK4 inhibitor, pursuant to a clinical trial collaboration with Pfizer. We also intend to initiate the ReDiscover-2 Trial, which will evaluate the safety and efficacy of RLY-2608 plus fulvestrant in PI3Kα-mutated, HR+/HER2- advanced breast cancer patients previously treated with a CDK4/6 inhibitor. The comparator arm in the ReDsicover-2 Trial will be capivasertib plus fulvestrant.

We believe that, overall, while the interim clinical data from the ReDiscover Trial disclosed to date are preliminary, the data suggest differentiated interim efficacy signals in the specified patient population and support selective target engagement across doses and mutation types with an encouraging interim safety and tolerability profile. RLY-2608 interim clinical data are discussed in further detail below in "—Interim Clinical Data."

We believe RLY-2608 has the potential to address a significant portion of the approximately 140,000 patients with HR+, HER2- breast cancer with a PI3Kα mutation per year in the United States, one of the largest patient populations for a precision oncology medicine (Figure 2).

Figure 2: PI3Kα addressable patient populations.

_______

1. Prevalent US patient population with a PIK3CA mutation, excluding PTEN co-mutation, in each line of therapy (Global Data HR+/HER2- Breast Cancer Global Forecast, November 2024; 3rd party source for alteration rate)

Limitations of current PI3Kα inhibitors

Traditionally, the development of PI3Kα inhibitors has focused on the active, or orthosteric site. This site and its location make selectivity for PI3Kα over other PI3K isoforms and for mutant PI3Kα over wild-type PI3Kα difficult, and they do not enable pan-mutant coverage. Though these existing inhibitors have shown clinical activity in breast cancer as both monotherapy and in combination with hormonal therapy and cell cycle therapy, as well as anecdotal monotherapy responses in patients with PI3Kα mutations in other tumor types, the therapeutic index of such orthosteric inhibitors is limited by the lack of clinically meaningful selectivity for mutant versus wild-type PI3Kα and off-isoform activity. Toxicity related to inhibition of wild-type PI3Kα and other PI3K isoforms results in sub-optimal inhibition of mutant PI3Kα with reductions in dose intensity and frequent discontinuation (Figure 3). These agents are generally limited by high rates of severe hyperglycemia, which is an on-target toxicity, and by gastrointestinal toxicity, which may be related to inhibition of other PI3K family members, including PI3Kδ.

RLY-2608, what we believe to be the first known allosteric, pan-mutant, and isoform-selective PI3Kα inhibitor, was designed to overcome these limitations.

Figure 3: Existing inhibitors have limited therapeutic windows.

*NR = Not Recorded

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

Sources: Alpelisib – 1. SOLAR-1: Andre 2019 N Engl J Med 380:1929, 2. Ph 1b: SABCS 2013 P2-16-14, 3. Ph 1b: SABCS 2014 PD5-5, 4. Ph 2 ByLIEVE: Rugo 2021 Lancet Oncol 22:489, SABCS 2021 #P1-18-03, ASCO 2023 #1078 (18mo follow-up), 5. Ph 1b mono: Annals of Oncol 25 2014 (suppl 4), 6. Ph 2 mono: Savas Cancer Discov 2022 Sep 12:2058, 7. Ph 1a mono: Juric 2018 J Clin Oncol 36:1291; Inavolisib – 8. ASCO 2022 #1052 (note: pooled rates across cohorts), 9. SABCS 2020 #PS11-11, 10. AACR 2020 CT109, 11. SABCS 2019 OT1-08-04; 12. SABCS 2019 P1-19-46, 13. SABCS 2021 #P5-17-05; Capivasertib – 14. Ph 1 mono: Banerji 2018 Clin Cancer Res 24:2050, ASCO 2015 #2500; 15. Ph 2 mono: SABCS 2019 P1-19-14; 16. Ph 1 combo: Smyth 2020 Clin Cancer Res 26:3947; 17. Ph 2 FAKTION: ASCO 2022 #1005; 18. Ph 3 CAPItello-291: SABCS 2022 #GS3-04, ESMO Breast 2023 #1870.

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

Our clinical development plan

The ReDiscover Trial is designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of RLY-2608, and consists of three separate arms (Figure 4). The first arm is assessing RLY-2608 as a single agent for patients with unresectable or metastatic solid tumors with PI3Kα mutation and the second arm is evaluating RLY-2608 in combination with fulvestrant for patients with PI3Kα-mutant, HR+, HER2– locally advanced or metastatic breast cancer. The third arm is evaluating the triplet combinations of (1) RLY-2608, fulvestrant and ribociclib and (2) RLY-2608, fulvestrant and atirmociclib, in each case in patients with PI3Kα-mutant, HR+, HER2– locally advanced or metastatic breast cancer. Each arm has two parts, a dose escalation (part 1) to determine the maximum tolerated dose and/or recommended Phase 2 dose, followed by a dose expansion (part 2) to evaluate RLY-2608 in genomically defined populations.

Figure 4: ReDiscover Trial design.

________

1. Excludes PIK3CAmut clear cell OvCA, HNSCC, Cervical cancer, and colorectal patients; 2. Double mutation defined as one major PIK3CA mutation (E542X, E545X, H1047X) + ≥1 additional PIK3CA mutation per local assessment; CCOC = clear cell ovarian cancer

We also intend to initiate the ReDiscover-2 Trial, which will evaluate the safety and efficacy of RLY-2608 plus fulvestrant in PI3Kα-mutated, HR+/HER2- advanced breast cancer patients previously treated with a CDK4/6 inhibitor in either the adjuvant or metastatic setting (n=540). The comparator arm in the ReDsicover-2 Trial will be capivasertib plus fulvestrant. The ReDiscover-2 Trial will be a randomized, open-label, multicenter clinical trial (Figure 5). The Phase 3 dose in the ReDiscover-2 Trial will be 400 mg twice daily fed. A positive food effect has been observed when RLY-2608 was administered to patients in the fed state, which increased the exposure level of RLY-2608 compared to the fasted state. The 400 mg twice daily fed dose has been shown to achieve exposures equivalent to the 600 mg twice daily fasted dose, which was the dose used in the ReDiscover Trial expansion cohorts for which we reported the interim clinical data described below.

Figure 5: RLY-2608 – Phase 3 ReDiscover-2 Trial.

__________

1. Disease progression during or within 1 year of completing adjuvant therapy; 2. Applies to chemotherapy administered in the advanced setting.

Interim Clinical Data

In September 2024, we announced interim clinical data for RLY-2608, which were based on an August 12, 2024 data cut-off date, or the September 2024 Data, and in December 2024, we announced updated interim clinical data for RLY-2608, which were based on a November 4, 2024 data cut-off date, or the December 2024 Data.

The September 2024 Data showed that among patients with PI3Kα-mutated, HR+/HER2- metastatic breast cancer who received our recommended Phase 2 dose, or RP2D, of 600mg twice daily, or BID, and who did not have a PTEN or AKT co-mutation, the median progression free survival, or PFS, was 9.2 months and the objective response rate, or ORR, was 33% across all mutations and 53% in patients with kinase mutations. Additionally, this interim clinical data showed that RLY-2608 in combination with fulvestrant was generally well tolerated in the patients treated across all doses as of the August 12, 2024 data cut-off date. The overall tolerability profile consisted of mostly low-grade treatment-related adverse events, or TRAEs, that were manageable and reversible, and safety outcomes were generally as expected across dose levels based on exposure and consistent with mutant-selective PI3Kα inhibition.

We presented the December 2024 Data at the San Antonio Breast Cancer Symposium 2024. As of the November 4, 2024 data cut-off date, the RLY-2608 and fulvestrant combination arm of the study had enrolled 118 patients with PI3Kα-mutated, HR+, HER2- locally advanced or metastatic breast cancer across all doses in both the dose escalation and dose expansion portions of the study, including 64 patients at the RP2D. Among these 64 patients, 31 had a kinase mutation and 33 had a non-kinase mutation. Twelve patients also had a PTEN or AKT co-mutation and were therefore excluded from the efficacy analysis, consistent with the planned pivotal population. All patients in the RLY-2608 and fulvestrant combination arm across doses had received a significant level of prior therapy in the advanced setting, including at least one prior endocrine therapy and at least one prior CDK4/6 inhibitor.

Among the 52 patients in the RLY-2608 and fulvestrant combination arm who received the RP2D and did not have a PTEN or AKT co-mutation, as of the November 4, 2024 data cut-off date:

•
The median PFS was 9.2 months for all patients and 11.4 months for second line patients;
o
Median PFS was 11.4 months for patients with kinase mutations;
•
Clinical benefit rate, or CBR, was 67% across all patients (32 of 48 CBR-evaluable patients; CBR defined as the proportion of patients with complete response, partial response or stable disease for at least 24 weeks);
•
Among the 31 patients with measurable disease, 12 achieved a partial response, or PR (39% confirmed ORR);
o
Nearly three quarters of patients experienced tumor reductions (74%; n=23);
•
Among the 15 patients with measurable disease who had a kinase mutation, two thirds achieved a PR (67% confirmed ORR; n=10); and
•
Median follow-up was 9.5 months.

RLY-2608 in combination with fulvestrant was generally well tolerated in the 118 patients treated across all doses as of the November 4, 2024 data cut-off date. The overall tolerability profile consisted of mostly low-grade TRAEs that were manageable and reversible. Safety outcomes were generally as expected across dose levels based on exposure and consistent with mutant-selective PI3Kα inhibition. Among the 64 patients who received the RP2D, as of the November 4, 2024 data cut-off date:

•
The low rate of TRAE-related dose modifications allowed for 94% median dose intensity;
•
Only two patients discontinued treatment due to TRAEs (Grade 1 pruritis; Grade 1 nausea, loss of appetite);
•
The majority of hyperglycemia was Grade 1; only two patients (3%) experienced Grade 3 hyperglycemia; no Grade 4-5 hyperglycemia; and
•
Only 31% of patients experienced a Grade 3 TRAE; no Grade 4-5 TRAEs.

We believe that, overall, while the interim clinical data from the ReDiscover Trial disclosed to date are preliminary, the data suggest differentiated interim efficacy signals in the patient population defined above, and support selective target engagement across doses and mutation types with an encouraging interim safety and tolerability profile.

Other Pipeline Programs

In addition to our lead product candidate, we are advancing additional programs across both precision oncology and genetic diseases. As with RLY-2608, our precision oncology programs leverage insights into protein conformational dynamics to address high-value, genetically validated oncogenes that previously have been intractable to, or inadequately addressed by, conventional drug-discovery approaches. With respect to our genetic disease programs, we are working to address genetically validated targets in monogenic diseases where genetic alterations lead to disease-causing defects in protein conformational dynamics. In June 2024, we announced three new programs, including two genetic disease programs to address clinically and commercially validated targets in vascular malformations and Fabry disease, respectively, and an NRAS-selective inhibitor for NRAS-mutated solid tumors. We also have four additional active discovery stage programs across both precision oncology and genetic diseases.

Vascular malformations

Vascular malformations are a series of rare syndromes that occur due to atypical development of lymphatic and/or blood vessels, which enlarge or form tangles, pockets or shunting vessels that cause abnormal blood flow. They can occur in different parts of the body, vary in severity and may cause symptoms such as pain, swelling, skin discoloration, limb asymmetry and functional limits. The malformations typically grow over time, and, depending on what vessel(s) are involved, can become life-threatening. The primary vessel(s) involved determine the sub-type of malformation, which can include venous malformations, cerebral cavernous malformations, lymphatic malformations and PIK3CA-related overgrowth spectrum.

PI3Kα is the most common driver mutation among these sub-types, causing an estimated 55 percent of these vascular malformations. In the U.S., an estimated 170,000 people have one of these sub-types driven by a PI3Kα mutation. A mutant selective PI3Kα inhibitor provides the opportunity for greater target coverage, leading to the potential for improved efficacy and better chronic tolerability. In connection with this program, we intend to initiate clinical development of RLY-2608 in vascular malformations.

Fabry disease

In Fabry disease, a defective gene, or GLA, prohibits the body from producing enough healthy versions of an enzyme called alpha-galactosidase A, or αGal, which is responsible for breaking down globotriaosylceramide, or Gb3, a fat-like substance. As a result, harmful levels of Gb3 accumulate in blood cells and tissues throughout the body, which can lead to a range of symptoms, including potentially life-threatening ones such as kidney failure, heart failure and stroke. In the U.S., approximately 8,000 people are estimated to have this rare, progressive genetic disorder.

We have created what we believe to be the first investigational non-inhibitory chaperone for Fabry disease, which is designed to stabilize the αGal protein without inhibiting its activity, thus enabling greater Gb3 clearance across organs. A non-inhibitory chaperone could potentially serve as a chronic treatment option for people with Fabry disease, either as a monotherapy or in combination with enzyme replacement therapy.

NRAS-selective inhibitor (RLY-8161)

NRAS is a known oncogene driver that belongs to the RAS family of signaling proteins. It plays an important role in cell division, cell differentiation and programmed cell death. The NRAS protein is responsible for converting GTP to GDP and is turned “on” when it binds to GTP and “off” once the GTP is converted to GDP. When mutated, the NRAS gene creates NRAS proteins that are always “on”, which makes cells grow and divide uncontrollably and can lead to a number of cancers, including melanoma, colorectal and non-small-cell lung. In the U.S., an estimated 28,000 people are diagnosed each year with mutated NRAS solid tumors.

Existing approved and in-development treatments either target all RAS proteins (pan-RAS) or target other downstream parts of the pathway such as RAF and MEK, which can lead to significant off-target toxicity and limits efficacy. We have created what we believe to be the first NRAS-selective inhibitor, RLY-8161, which has been designed to address the liabilities of current pan-RAS inhibitors by only binding to NRAS, while sparing KRAS and HRAS.

Our Partnered Programs

Lirafugratinib (RLY-4008)

In December 2024, we entered into the Elevar Agreement with Elevar, pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib, a potent, selective and oral small molecule inhibitor of FGFR2, a receptor tyrosine kinase that is frequently altered in certain cancers. Under the terms of the Elevar Agreement, Elevar assumed full responsibility for all further development activities, including submission of any new drug applications, or NDAs, all subsequent clinical development, and global commercialization for FGFR2-driven cholangiocarcinoma, or CCA and FGFR2-altered other solid tumors.

FGFR2 is one of four members of the FGFR family, a set of closely related proteins with highly similar protein sequences and properties. Lirafugratinib is being evaluated in the ReFocus Trial, which is a two-part global trial in patients with FGFR2-altered tumors. The first part of the trial, or the dose escalation, is complete, and the second part of the trial, or the dose expansion, is ongoing at a 70 mg once daily, or QD, recommended Phase 2 dose. In 2024, we closed enrollment for the ReFocus Trial to allow the relevant data to mature and inform our future clinical development decisions. We also met with the U.S. Food and Drug Administration, or the FDA, in 2024 regarding the lirafugratinib regulatory path, at which meeting the FDA suggested that we first file a NDA in CCA followed by a tumor agnostic supplemental NDA for FGFR2 fusions with data from more patients and more follow up.

In October 2024, we presented updated interim FGFR2 fusion tumor agnostic clinical data at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. We believe that while these interim clinical data from the ReFocus Trial are preliminary, the data show interim efficacy signals in the CCA pan-FGFR, or FGFRi, treatment-naïve, FGFR2-fusion CCA cohort and non-CCA solid tumor expansion cohorts and further support our hypothesis that selective inhibition of FGFR2 can improve the treatment for patients with FGFR2-driven tumors. Additionally, the safety analysis from the interim clinical data that we previously disclosed for the CCA cohorts and tumor agnostic cohorts has been generally consistent. Most treatment emergent adverse events were expected FGFR2 on-target, low-grade, monitorable, manageable and largely reversible.

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

RLY-2608

We expect that RLY-2608 will compete against approved medicines, Piqray (alpelisib), a non-selective PI3Kα inhibitor marketed by Novartis for the treatment of PIK3CA mutated HR+, HER2- advanced or metastatic breast cancer, Truqap (capivasertib), an AKT inhibitor marketed by AstraZeneca for the treatment of metastatic breast cancer with a PIK3CA, AKT1 or PTEN alteration, and Itovebi (inavolisib), a non-selective PI3Kα inhibitor marketed by Roche Holding AG through its subsidiary Genentech for the treatment of PIK3CA mutated HR+, HER2- advanced or metastatic breast cancer. We are aware of other companies developing therapeutics that target both wild-type and mutant PI3Kα, including, but not limited to, Celcuity Inc and Totus Medicines. In addition, Scorpion Therapeutics and OnKure have clinical development programs for mutant-selective PI3Kα inhibitors.

Vascular Malformations

We expect that RLY-2608 will compete against the only approved systemic therapy medicine, Vijoice (alpelisib), a non-selective PI3Kα inhibitor marketed by Novartis for the treatment of PIK3CA-Related Overgrowth Spectrum (PROS), available under accelerated approval. There are no approved agents for any other vascular malformation sub-types.

Fabry Disease

We expect our non-inhibitory chaperone for Fabry disease to compete against Galafold (migalastat), an αGal chaperone marketed by Amicus Therapeutics for the treatment of Fabry disease with an amenable galactosidase alpha gene variant, as well as approved enzyme replacement therapies for Fabry disease including Fabrazyme (agalsidase beta), marketed by Sanofi, Replagal (agalsidase alfa), marketed by Takeda, and Elfabrio (pegunigalsidase alfa-iwxj), marketed by Protalix Biotherapeutics.

NRAS-Selective Inhibitor (RLY-8161)

While there are currently no approved products that selectively target NRAS, there are therapeutic approaches that target other nodes in the RAS/MAPK pathway which we’d expect our NRAS-selective molecule to compete against. This includes pan-RAF and MEK inhibitors, which are often used in combination, such as Braftovi (encorafenib), a BRAF inhibitor indicated for use in combination with Mektovi (binimetinib), a MEK inhibitor, both marketed by Pfizer for the treatment of metastatic melanoma with a BRAF V600E or V600K mutation. Braftovi as a single agent is additionally recommended for use in certain cases of cutaneous melanoma by the National Comprehensive Cancer Network, though has not received regulatory approval. There are also clinical stage pan-RAS molecules in development, including Revolution Medicines RMC-6236.

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

Work product that we jointly develop with D. E. Shaw Research is initially co-owned with them. We have the right to have patents claiming certain product candidates assigned to us upon issuance of those patents. For each Category 1 Target, there is a limit to the number of core compounds and total compounds, including derivatives of core compounds, that can be designated as solely owned by us, subject to certain adjustments. Each of we and D. E. Shaw Research grants to the other a perpetual, irrevocable, non-exclusive license for jointly held intellectual property, subject to certain exclusions.

During the initial research term, which will end on August 16, 2025, D. E. Shaw Research will not, and will cause its subsidiaries not to, research any Category 1 Target (or grant certain rights with respect to such target) with the aim of pursuing any compound designed to interact with or bind to such Category 1 Target, subject to some exceptions. Following the end of the initial research term, D. E. Shaw Research will be similarly restricted with respect to any target that was a Category 1 Target at the end of the initial research term, subject to some exceptions. However, D. E. Shaw Research will not be bound by such exclusivity provisions with respect to a particular Category 1 Target if we, and parties acting on our behalf, stop using commercially reasonable efforts to research, develop or commercialize any products against such Category 1 Target. Further, D. E. Shaw Research will be released from such exclusivity obligations with respect to a particular Category 1 Target if, at least 24 months after the end of the initial research term, D. E. Shaw Research informs us that D. E. Shaw Research will forgo all future payments with respect to such Category 1 Target.

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

Through December 31, 2024, we have made cash payments to D. E. Shaw Research totaling $54.3 million in the aggregate. On a product-by-product basis, we have also agreed to pay D. E. Shaw Research milestone payments upon the achievement of certain development and regulatory milestone events for products we develop under the DESRES Agreement that are directed to a Category 1 Target or any target that was a Category 1 Target. Our PI3K and FGFR2 programs are each directed to Category 1 Targets. Such payments for achievement of development and regulatory milestones total up to $7.3 million in the aggregate for each of the first three products we develop, and up to $6.3 million in the aggregate for each product we develop after the first three.

Additionally, we have agreed to pay D. E. Shaw Research, on a product-by-product basis, with respect to products directed to Category 1 Targets or any target that was a Category 1 Target, royalties in the low single digits on worldwide net sales of products that we commercialize directed to the targets selected for development under the DESRES Agreement, subject to certain reductions. Royalties are payable on a product-by-product and country-by-country basis until the later of twelve years after first commercial sale in such country or the expiration of all applicable regulatory exclusivities in such country. On a product-by-product basis, we also agreed to pay D. E. Shaw Research sales milestone payments up to $36.0 million in the aggregate based on sales of each product directed to a Category 1 Target or any target that was a Category 1 Target. Further, if we enter into transactions granting third parties rights to a Category 1 Target or a compound or product directed to a Category 1 Target or any target that was a Category 1 Target such as our licensing arrangement with Elevar for lirafugratinib discussed below, but subject to certain exclusions, we will share with D. E. Shaw Research a percentage of the proceeds of such transactions ranging from the low- to high-single digits, depending on the stage of development of compounds or products directed to such target at the time we enter into such transaction. We also initially agreed to pay D. E. Shaw Research an annual collaboration fee of $7.9 million in August of each year during the initial research term, and such fee was increased by mutual agreement of the parties to $9.9 million in May of 2021. Such increased fee was payable each year between 2021 and 2025.

Unless earlier terminated, the DESRES Agreement will continue until the end of the initial research term on August 16, 2025 and thereafter on a target-by-target basis until all payment obligations have expired. D. E. Shaw Research has the right to terminate the DESRES Agreement due to non-payment. We and D. E. Shaw Research each have the right to terminate the DESRES Agreement due to an uncured material breach by the other party, or in the event the other party becomes insolvent or enters into bankruptcy or dissolution proceedings. Our payment obligations to D. E. Shaw Research survive termination of the DESRES Agreement. If D. E. Shaw Research terminates the DESRES Agreement, the exclusivity obligations will terminate. If we terminate the DESRES Agreement, D. E. Shaw Research remains bound by its exclusivity obligations with respect to certain targets until, on a target-by-target basis, there are no further payment obligations due to D. E. Shaw Research in respect of such targets.

Exclusive Global Licensing Agreement with Elevar

On December 2, 2024, we entered into the Elevar Agreement. Pursuant to the Elevar Agreement, Elevar was granted global development and commercialization rights for lirafugratinib. Elevar is responsible for all further development activities and global commercialization for lirafugratinib in FGFR2-driven CCA and FGFR2-altered other solid tumors.

Collaboration and License Agreement with Genentech

On December 11, 2020, we entered into a Collaboration and License Agreement with Genentech, Inc. and F. Hoffmann-La Roche Ltd, collectively referred to as Genentech, which was amended on February 2, 2022, to modify certain terms thereof. We refer to this agreement, as amended from time to time, as the Genentech Agreement. Pursuant to the Genentech Agreement, we and Genentech

collaborated on the development and commercialization of RLY-1971, our inhibitor of SRC homology region 2 domain containing phosphatase 2 (now referred to as migoprotafib, or GDC-1971), or the Genentech Agreement.

Under the terms of the Genentech Agreement, we received $75.0 million in an upfront payment in 2021, as well as $45.0 million in milestone payments from Genentech as of December 31, 2024. Genentech elected to terminate the Genentech Agreement without cause, effective as of January 7, 2025. As a result of the termination of the Genentech Agreement, the parties no longer have any development or commercialization obligations and the licenses that we granted to Genentech pursuant to the Genentech Agreement ceased to be in effect. As of the termination date, we are no longer entitled to receive any further milestones or other payments under the Genentech Agreement. We will not continue development of migoprotafib.

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

In June 2024, we entered into a global clinical trial collaboration with Pfizer for the development of RLY-2608 in combination with fulvestrant and atirmociclib, Pfizer's investigative selective-CDK4 inhibitor, in patients with PI3Kα-mutated, HR+, HER2- metastatic breast cancer.

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

RLY-2608

As of December 31, 2024, we co-owned with D.E. Shaw Research pending U.S. and foreign patent applications, covering our lead PI3K program, which are directed to the composition of matter for the drug candidates of the program, including RLY-2608, analogs thereof, as well as methods of making and using these compounds. Any U.S. or foreign patents that may issue from this patent family, if granted and all appropriate maintenance fees paid, would be scheduled to expire in 2041, excluding any additional term for patent term adjustment or patent term extension, if applicable. As of the date of this Annual Report on Form 10-K, we co-own with D.E. Shaw Research granted patents in Japan and the United States covering the composition of matter of RLY-2608.

As of December 31, 2024, we wholly owned pending U.S. and foreign patent applications relating to RLY-2608 isotopolog composition of matter, methods of treatment, solid forms and methods of manufacture. Any U.S. or foreign patents that may issue from this patent family, if granted and all appropriate maintenance fees paid, would be scheduled to expire in 2042, excluding any additional term for patent term adjustment or patent term extension, if applicable.

Lirafugratinib (RLY-4008)

As of December 31, 2024, we co-owned with D. E. Shaw Research pending U.S. and foreign patent applications which relate to our FGFR2 inhibitors. Any U.S. or foreign patents that may issue from this patent family, if granted and all appropriate maintenance fees paid, would be scheduled to expire in 2040, excluding any additional term for patent term adjustment or patent term extension, if applicable. As of the date of this Annual Report on Form 10-K, we own granted patents in Eurasia, Europe, Taiwan, Japan, Hong Kong, and the United States covering the composition of matter of lirafugratinib.

As of December 31, 2024, we wholly owned pending U.S. and foreign patent applications relating to lirafugratinib salts composition of matter, methods of treatment, solid forms and methods of manufacture. Any U.S. or foreign patents that may issue from this patent family, if granted and all appropriate maintenance fees paid, would be scheduled to expire in 2041, excluding any additional term for patent term adjustment or patent term extension, if applicable. As of the date of this Annual Report on Form 10-K, we own a granted patent in the United States covering solid forms of lirafugratinib.

As of December 31, 2024, Elevar Therapeutics, as the exclusive licensee of our FGFR2 inhibitor program, has the sole right and responsibility for the prosecution, maintenance, and enforcement of all of our solely-owned and jointly-owned (with D.E. Shaw Research) patents and patent applications directed to our FGFR2 inhibitor program. We retain certain reversion rights in the event Elevar terminates its license, or declines to prosecute claims specifically relating to lirafugratinib.

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

Commercialization

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization in the United States to sell our products. We believe that such an organization will be able to address the community of oncologists and genetic disease specialists who are the key specialists in treating the patient populations for which our product candidates are being developed. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval.

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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products and those supplying products, ingredients, and components of them, must also comply with product tracking and tracing requirements, including electronic systems for identification and tracing, and are responsible for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Failure to comply with statutory and regulatory requirements may subject a manufacturer to legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.

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

From time to time, legislation is drafted, introduced, passed in Congress, and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators or licensees receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, starting January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.  These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

The Creating and Restoring Equal Access to Equivalent Samples Act (CREATES Act), was enacted in 2019 requiring sponsors of approved new drug applications and biologics license applications to provide sufficient quantities of product samples on commercially reasonable, market-based terms to entities developing generic drugs and biosimilar biological products. The law establishes a private right of action allowing developers to sue application holders that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to respond to such requests or any legal challenges under this law, our business could be adversely impacted.

In addition, former President Biden issued, and the Trump Administration is expected to issue, executive orders that seek to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Trump Administration may reverse or otherwise change these measures, the current and future administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Government regulation of the processing of personal data collected outside of the United States

If we continue to enroll subjects in our ongoing or future clinical trials in the EEA and UK, we will continue to be subject to additional data protection restrictions. The collection and use of personal data in the EEA, is governed by the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR applies to the processing of personal data of data subjects in the EEA by any company established in the EEA and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR sets forth data protection obligations for data controllers of personal data, including stringent requirements relating to notifying data subjects about how their personal data are being handled and how they can exercise their data protection rights, ensuring there is a valid legal basis to process personal data, and condition to process special categories of personal data (if this is consent, the requirements for obtaining consent carry a higher threshold), requirements to conduct data protection impact assessments for certain “high risk” processing, requirements to appoint a data protection officer where sensitive personal data are processed on a “large scale,” limitations on retention of personal data, mandatory data breach notification in certain circumstances, requirements to ensure appropriate technical and organizational measures are in place to safeguard personal data, and “privacy by design” requirements, and also creates direct obligations on service providers acting as data processors.

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

Human Capital Resources

As of December 31, 2024, we had 261 full-time employees. 104 of our employees have M.D. or Ph.D. degrees. Within our workforce, 80% of employees are engaged in research and development and 20% are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We believe that our people are among our greatest assets and that a diverse and inclusive organization is more innovative and higher performing. We are committed to providing an inclusive, diverse and equitable environment for all employees, and creating an inclusive and collaborative culture that welcomes our differences and creates a safe space for employees to voice their different perspectives. As of December 31, 2024, among our employees, 49% were female and 51% were male. Among our leadership (which we define as employees at the vice president level and above), approximately 31% were female. As of December 31, 2024, 31% of our employees and 25% of our leadership identify as being from diverse racial and ethnic groups. On our Board of Directors, five of our eight directors are women and/or from a diverse racial and ethnic group.

Our goal is for all employees, regardless of tenure and background, to feel a sense of belonging. As part of our efforts to create an environment where diverse perspectives and backgrounds are welcomed, we have two employee resource groups, which are led by our employees and focus on a specific community. Both organizations work in parallel to make our company the most inclusive organization possible, and to give back to the communities in and surrounding Cambridge, Massachusetts, where our primary office and laboratory space is located.

We are not only focused on recruiting top talent from a diverse range of backgrounds, industries and experiences, but also focused on retaining, developing and promoting our current employees. While the competition for talent remains strong as the number of biotechnology and pharmaceutical companies in the Cambridge area increases, we believe we can attract and retain the talent we need to be successful. We maintain a robust onboarding program to ensure all new hires are grounded in our business and culture and we conduct periodic talent reviews to identify high performing and high potential talent within the organization. This data is used to inform specific development opportunities for current and future leaders, create leadership training opportunities, drive meaningful development conversations and enable succession planning for key roles.

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

Corporate Information

We were incorporated under the laws of the State of Delaware on May 4, 2015 under the name Allostery, Inc. In December 2015, we changed our name to Relay Therapeutics, Inc. Our principal corporate office is located at 399 Binney Street, 2nd Floor, Cambridge, MA 02142, and our telephone number is (617) 370-8837. Our website address is www.relaytx.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

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

We have not yet demonstrated our ability to successfully complete any large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Our lead product candidate is in clinical development. We may not be able to file investigational new drug applications, or INDs, for any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays or delays with IND-enabling studies. Moreover, we cannot be sure that once we have submitted an IND, the FDA will allow further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. The FDA or other regulatory authorities may impose a clinical hold before or after a trial begins for a number of reasons outlined in FDA regulations, including if the FDA believes the study drug raises a significant risk of illness or injury. If the FDA imposes a clinical hold, trials may not commence or recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, the submission of an IND does not mean the FDA will allow clinical trials to begin and, if and when clinical trials do commence under an active IND, issues may arise that require suspension or termination of such trials. Further, commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. Regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, to the EMA for each product candidate and, consequently, the ultimate approval and commercial marketing of each product candidate. While we have an ongoing first-in-human clinical trial for our lead product candidate, we do not know whether any of our current clinical trials will be completed on schedule, if at all, or whether any of our future clinical trials will begin on time or be completed on schedule, if at all.

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

We have engaged and may continue to engage third parties to develop companion diagnostics for use in our clinical trials, but such third parties may not be successful in developing such companion diagnostics, furthering the difficulty in identifying patients with the targeted genetic mutations for our clinical trials. Further, if we are required to develop companion diagnostics and are unable to include patients with the targeted genetic mutations, this could compromise our ability to seek participation in the FDA’s expedited review and development programs, including Breakthrough Therapy Designation and Fast Track Designation, or otherwise to seek to accelerate clinical development and regulatory timelines. The FDA has indicated that if we continue RLY-2608 in a specific biomarker-defined population, a companion diagnostic device will be required to ensure its safe and effective use. If any of our future third-party companion diagnostic partners is unable or unwilling to obtain or maintain regulatory approval for a companion diagnostic for any of our product candidates, regulatory approval for such product candidates, if obtained at all, may be delayed.

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

Additionally, for certain of our current and future clinical trials, we have and may utilize, an "open-label" trial design. An "open-label" clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an active drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a "patient bias" where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an "investigator bias" where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates when studied in a blinded trial.

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

Our current or future clinical trials or those of future collaborators or licensees may reveal significant adverse events not seen in our preclinical or other nonclinical studies or early clinical data and may result in a safety profile that would inhibit regulatory approval or market acceptance of any of our product candidates.

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

As is the case with many treatments for cancer and rare diseases, it is likely that there may be side effects associated with the use of our product candidates. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our clinical trials, or we may be required to abandon the clinical trials or our development efforts of one or more product candidates altogether. We, the FDA or other applicable regulatory authorities, or an IRB may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. If used in combination with other therapies in the future, our product candidates could exacerbate adverse events associated with the therapy, as well as result in adverse events from drug-drug interaction. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage clinical trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.

Although we intend to explore other therapeutic opportunities, in addition to the product candidates that we are currently developing, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional potential product candidates, our business could be materially harmed.

Research programs to pursue the development of our existing and planned product candidates for additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. For example, as part of our research efforts, we develop various protein models and make predictions as to how molecules might move, with subsequent validation efforts in our and our CROs’ labs. There can be no assurance that we will find potential additional targets using this approach, that any such targets will be tractable, that preclinical development of any of our research programs will be successful or that any clinical validations will be successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

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

In June 2024, we announced three programs focused on vascular malformations, Fabry disease, and NRAS, but these programs are in preclinical development and may not reach clinical development on the timelines we expect or ever. Because we have limited financial and human resources, we intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

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

We intend to develop our lead product candidate, may develop other current product candidates and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.

We intend to develop RLY-2608 and may develop our other current product candidates and future product candidates, for use in combination with one or more currently approved cancer or other therapies. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar regulatory authorities could revoke approval of the therapy used in combination with our product candidates or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We are also evaluating RLY-2608 and may in the future evaluate other current product candidates or any future product candidates in combination with one or more cancer or other therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities. For example, in June 2024, we entered into a clinical trial collaboration with Pfizer to evaluate atirmociclib, Pfizer’s investigative selective-CDK4 inhibitor, in combination with RLY-2608 and fulvestrant in patients with PI3Kα-mutated, HR+, HER2- metastatic breast cancer. We will not be able to market and sell any of our product candidates we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval. In addition, unapproved therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, supply and/or manufacturing issues, delay in their clinical trials, and lack of FDA approval.

The uncertainty resulting from the use of our product candidates in combination with other approved or unapproved therapies may make it difficult to accurately predict side effects in current or future clinical trials. If the FDA or similar regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with our lead product candidate or any other current or future product candidate we develop, we may be unable to obtain approval of or market any of such product candidates.

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

We have conducted or are conducting, or have filed clinical trial applications to conduct, additional clinical trials outside the United States, including Australia, the United Kingdom, Europe and Asia and may conduct, or file clinical trial applications to conduct, additional clinical trials in other foreign jurisdictions in the future. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from clinical trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

The total addressable market opportunity will ultimately depend upon, among other things, the diagnosis criteria included in the final label, and, if our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with cancers and solid tumors may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates. For example, in early 2024, we deprioritized RLY-5836, our second chemically distinct pan-mutant PI3Kɑ inhibitor, in order to focus our resources on advancing RLY-2608 and, in December 2024, we entered into the exclusive global licensing agreement with Elevar for lirafugratinib, allowing us to maintain focus on the remainder of our portfolio. These and other prioritization decisions may prove to be the wrong choice and may adversely affect our business.

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

Risks Related to Our Reliance on Third Parties

We have relied on, and expect to continue to rely on, third parties to conduct our current and future clinical trials of our product candidates, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

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

Although we designed our first-in-human clinical trial of our lead product candidate and intend to design the future clinical trials for any other product candidates that we develop, we expect that CROs will conduct all of our clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

We currently rely on foreign CMOs for the manufacture of certain of our product candidates for preclinical development and clinical testing and will likely continue to do so in the future. Foreign CMOs may be subject to U.S. legislation or investigations, such as the previously proposed BIOSECURE Act in the United States, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our product candidates, if ever approved, and could adversely affect our financial condition and business prospects.

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

We have and may enter into other licenses or collaborations with third parties for the research, development, manufacture and commercialization of one or more of our programs or product candidates. If these licenses or collaborations are not successful, our business could be adversely affected.

We have entered into and may enter into licenses or collaborations with third parties for one or more of our programs or product candidates, such as the Elevar Agreement to develop and commercialize lirafugratinib. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that any licensees or collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our licensees' or collaborators’ abilities to successfully perform the functions assigned to them.

Any licenses or collaborations we have entered into or will enter into may pose risks, including the following:

•
Licensees or collaborators may have significant discretion in determining the efforts and resources that they will apply to these licenses or collaborations;
•
Licensees or collaborators may not perform their obligations as expected;
•
The clinical trials conducted as part of these licenses or collaborations may not be successful;
•
Licensees or collaborators may not pursue development and/or commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the licensees' or collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;
•
Licensees or collaborators may delay clinical trials, provide insufficient funding for clinical trials, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
We may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a license or collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product candidates;
•
Licensees or collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the licensees or collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•
Product candidates developed in collaboration with us may be viewed by any licensee or collaborator as competitive with their own product candidates or products, which may cause licensees or collaborators to cease to devote resources to the commercialization of our product candidates;
•
A licensee or collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;
•
Disagreements with licensees or collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development of any programs or product candidates, may cause delays or termination of the research, development, manufacture or commercialization of such programs or product candidates, may lead to additional responsibilities for us with respect to such programs or product candidates or may result in litigation or arbitration, any of which would be time-consuming and expensive;
•
Licensees or collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•
Disputes may arise with respect to the ownership of intellectual property developed pursuant to our licenses or collaborations;
•
Licensees or collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•
Licenses or collaborations may be terminated for the convenience of the licensee or collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, Genentech terminated the Genentech Agreement for convenience effective as of January 7, 2025.

If our licenses or collaborations do not result in the successful development and commercialization of products, or if one of any future licensees or collaborators terminates its agreement with us, we may not receive any milestone or royalty payments under the license or collaboration. If we do not receive the payments we expect under these agreements, our development of product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization summarized and described in this report also apply to the activities of our licensees or collaborators.

In addition, if any licensee or collaborator terminates its agreement with us, we may find it more difficult to attract new licensees or collaborators and our reputation among the business and financial communities could be adversely affected.

We may seek to establish additional licenses and/or collaborations, and, if we are not able to establish them on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to license to, or collaborate with, additional pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate licensees and/or collaborators. Whether we reach a definitive agreement for a license or collaboration will depend, among other things, upon our assessment of the licensee's or collaborator’s resources and expertise, the terms and conditions of the proposed license or collaboration and the proposed licensee's or collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The licensee or collaborator may also consider alternative product candidates or technologies for similar indications that may be available to license or collaborate on and whether such a license or collaboration could be more attractive than the one with us for our product candidate. The terms of any additional licenses or collaborations or other arrangements that we may establish may not be favorable to us.

We may also be restricted under license or collaboration agreements from entering into future agreements on certain terms with potential licensees or collaborators. Licenses and collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future licensees and/or collaborators.

We may not be able to negotiate additional licenses or collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to license or collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Under the DESRES Agreement, as amended, we collaborate with D. E. Shaw Research to develop various protein models, a process that depends on D. E. Shaw Research’s use of their proprietary supercomputer, Anton 2. Any disagreements or disputes with D.E. Shaw Research could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition to the computational tools and capabilities we have developed internally, under the DESRES Agreement, we collaborate with D. E. Shaw Research to develop various protein models to make predictions as to how molecules might move in connection with identifying potential new biological targets and prospective drug compounds. There can be no assurance these protein models, or the technology used by D. E. Shaw Research to develop them (including the Anton 2 supercomputer), will provide reliable data or target information, or that the findings from these activities and our subsequent validation efforts will translate into the ability to develop therapeutically effective compounds. Though we have developed and primarily rely on our own robust in-house long timescale molecular dynamics and machine learning capabilities across our preclinical research pipeline, we currently actively collaborate with D. E. Shaw Research on one early preclinical program. The initial research term under the DESRES Agreement will not extend past its current end date of August 16, 2025, and there can be no assurance that at any time while the collaboration is in effect D. E. Shaw Research will provide a level of service that benefits our programs in a meaningfully positive manner. While we also have other computational collaborations, mostly focused on developing machine learning models, such collaborations do not provide a direct substitute for the technology made available through our collaboration with D. E. Shaw Research. The expiration or termination of the DESRES Agreement or any significant reduction in our collaboration with D. E. Shaw Research will require us to rely more heavily on these other collaborations and our own internal resources, and could delay or impair our preclinical research efforts, in each case with respect to the preclinical program on which we collaborate with D.E. Shaw Research.

Furthermore, while the expiration or termination of the DESRES Agreement will not directly impact the development of our lead product candidate, we cannot predict the effects such expiration or termination could have on our preclinical studies and development efforts and our ability to discover and develop additional product candidates. In particular, the technologies accessed through D. E. Shaw Research, including the Anton 2 supercomputer, are useful aspects of our Dynamo® platform, and we do not currently have access to another source of computational power comparable to that provided by the Anton 2 supercomputer. Currently, not only is our collaboration with D. E. Shaw Research for a limited time period, but it is also limited with respect to the number of target proteins available under the collaboration (with such number subject to increases or decreases from year to year, and with the number of total targets across categories capped at twenty, subject to some limitations), which could restrict our ability to broaden our platform across a larger number of targets and programs.

Under the DESRES Agreement, D. E. Shaw Research controls the rights to its technology, we control the rights to certain compounds, and we jointly own with D. E. Shaw Research any other work product created by D. E. Shaw Research and us. Any work product we jointly own with D. E. Shaw Research and any other information that we or D. E. Shaw Research share is subject to a non-exclusive cross-license between us and D. E. Shaw Research, subject to certain exceptions. In some instances, D. E. Shaw Research is required to assign to us some of the work product created by D. E. Shaw Research. Disputes may arise between us and D. E. Shaw Research, as well as any future potential licensees or collaborators, regarding intellectual property subject to the DESRES Agreement. If disputes over intellectual property that we co-own or we own individually prevent or impair our ability to maintain our current licenses or collaboration arrangements on acceptable terms, or undermine our ability to successfully control the intellectual property necessary to protect our product candidates, we may be unable to successfully develop and commercialize the affected product candidates. Uncertainties or disagreements around our rights under any such intellectual property may undermine our ability to partner our programs with third parties.

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $337.7 million, $342.0 million, and $290.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. We had an accumulated deficit of $1.7 billion as of December 31, 2024. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our Dynamo® drug discovery platform and product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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
•
launch commercial sales of our product candidates, if and when approved, whether alone or in partnership or collaboration with others;
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

The development of pharmaceutical products is capital-intensive. We have programs in clinical and preclinical development. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, depending on the status of regulatory approval or, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or fail to do so on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

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
•
the scope, progress, results and costs of our current and future clinical trials of our lead product candidate and additional preclinical research of our other programs;
•
the scope, progress, results and costs of drug discovery, preclinical research and clinical trials for our other product candidates;
•
the number of future product candidates that we pursue and their development requirements;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
our ability to establish and maintain licenses or collaborations on favorable terms, if at all;
•
the success of any existing or future licenses or collaborations that we may enter into with third parties;
•
the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates;
•
the achievement of milestones or occurrence of other developments that trigger payments under any existing or future license or collaboration agreements, if any;
•
the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under any existing or future license or collaboration agreements, if any;
•
the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any licensee or collaborator that we may have at such time;
•
the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
our headcount growth and associated costs if and/or as we expand our business operations and our research and development activities; and
•
the costs of operating as a public company.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect their rights as a common stockholder. We may offer and sell up to an aggregate amount of $250.0 million of our common stock from time to time in "at the market" offerings pursuant to the sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or TD Securities, subject to the limitations thereof. As of December 31, 2024, we have not sold any shares of common stock under the 2024 Sales Agreement. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Unstable market and economic conditions may have adverse consequences on our business, financial condition or results of operations. In recent years, the global economy, in particular the credit and financial markets, has experienced significant volatility and disruptions, including diminished liquidity and credit availability, volatility in commodity prices, declines in consumer confidence and economic growth, and supply chain interruptions. Other factors, including rising interest rates and record inflation, may also increase the general cost of doing business. In 2023, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC, created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur.

Continued economic uncertainty caused by these and other factors, including political instability, conflicts or crises, at the global level or involving individual countries or regions and any associated economic sanctions, could result in a variety of risks to our business, including difficulty in enrolling participants in our clinical trials, difficulty in forecasting our financial results and managing inventory levels, increases in our business costs, which in turn affect our ability to develop our current and future product candidates, and negatively impacting our ability to raise additional capital when needed on acceptable terms, if at all. In addition, political developments impacting government spending and international trade, including changes in trade agreements, potential government shutdowns and trade disputes and tariffs, including tariffs that have been or may in the future be imposed by the United States or other countries and future legislation or actions taken by the United States or other countries that restrict trade, and protectionist or retaliatory measures taken by the United States or other countries, may negatively impact markets and cause weaker macroeconomic conditions. These global economic and political factors have also strained and could continue to strain certain of our suppliers and manufacturers, possibly resulting in supply disruptions or increased raw material or manufacturing costs, or adversely impacting their ability to manufacture clinical trial materials for our product candidates. Any of the foregoing could harm our business and prospects and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our operations.

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

Significant political, trade, or regulatory developments, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U. S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Our commercial success will depend in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates, and our core technologies, including our novel target discovery technology and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Other than our Japanese and U.S. patents relating to RLY-2608 and our U.S., Eurasian, European, Taiwanese, Japanese and Hong Kong patents relating to lirafugratinib (RLY-4008), we do not own or in-license any issued patents relating to our platform or our product candidates under clinical development.

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

To date, some of the work product created under our agreement with D. E. Shaw Research has been created by D. E. Shaw Research and us, together, and is thus initially co-owned. We have subsequently obtained sole ownership of certain intellectual property relating specifically to some of our clinical candidates. By virtue of inventorship, we jointly own intellectual property rights pertaining to RLY-2608, but retain the option to obtain sole ownership of intellectual property rights relating to it and other jointly owned PIK3CA inhibitors. We have the first right to prepare, file, prosecute, maintain and defend patents that cover work product jointly created by D. E. Shaw Research and us. If we choose not to exercise those rights with respect to patents and patent applications that cover joint work product, D. E. Shaw Research will have the right to take over such activities, unless such rights are waived. The party that is preparing, filing, prosecuting and maintaining a patent that covers joint work product also has the right to enforce such patent against infringers.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our pending patent applications will issue, or that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect our product candidates under clinical development or our other product candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned patent portfolio and any patent portfolio we may license in the future may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates, including generic versions of such products.

We have licensed patent rights, and in the future may license additional patent rights, to or from third parties, such as the license of our FGFR2 program, including lirafugratinib, to Elevar. These licensed patent rights may be valuable to our business, and we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or medicines underlying such licenses. We cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. If any such licensors or licensees fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected.

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

Our commercial success depends upon our ability and the ability of our licensee or collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our products or technologies are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to PI3K inhibitors and FGFR2 inhibitors. Some of these patent applications have already been allowed or issued, and others may issue in the future. Since these areas are competitive and of strong interest to pharmaceutical and biotechnology companies, there will likely be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates, or the practice of our technology. If a patent holder believes our product or product candidate infringes on its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our owned patent portfolio and any patent portfolio we may license in the future may thus have no deterrent effect.

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

Under the DESRES Agreement, D. E. Shaw Research controls the rights to its technology, we control the rights to certain compounds, and we jointly own with D. E. Shaw Research any other work product created by D. E. Shaw Research and us. Any work product we jointly own with D. E. Shaw Research and any other information that we or D. E. Shaw Research share is subject to a non-exclusive cross-license between us and D. E. Shaw Research, subject to certain exceptions. In some instances, D. E. Shaw Research is required to assign to us some of the work product created by D. E. Shaw Research. Disputes may arise between us and D. E. Shaw Research, as well as any licensees or future potential collaborators, regarding intellectual property subject to the DESRES Agreement. If disputes over intellectual property that we co-own or we own individually prevent or impair our ability to maintain our current licensing or collaboration arrangements on acceptable terms, or undermine our ability to successfully control the intellectual property necessary to protect our product candidates, we may be unable to successfully develop and commercialize the affected product candidates. Uncertainties or disagreements around our rights under any such intellectual property may undermine our ability to partner our programs with third parties.

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

Data collection in Europe is governed by restrictive regulations governing the processing and cross-border transfer of personal information and we may be subject to various state-specific privacy laws. Failure to comply with such requirements in jurisdictions or states where we may conduct clinical trials or enroll subjects in our ongoing or future clinical trials could have a material adverse effect on our business, financial condition or results of operations.

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

Further to the UK’s exit from the EU on January 31, 2020, the UK incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018, or collectively, UK GDPR, set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the UK is recognized as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted, or the UK Adequacy Decision. Likewise, the UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government introduced a Data Protection and Digital Information Bill, or Data Protection Bill, into the UK legislative process. The aim of the Data Protection Bill was to reform the UK’s data protection regime following Brexit. The Data Protection Bill failed in the UK legislative process. A new Data (Use and Access) Bill, or the UK Bill, has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the European Commission, or EC. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

In July 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework, or the Framework, the successor of the EU-U.S. Privacy Shield framework. On the basis of the new adequacy decision, personal data can flow safely from the EU to U.S. companies participating in the Framework, without having to put in place additional data protection safeguards. There has been an extension to the Framework to cover UK and Swiss transfers to the U.S. The Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden could increase our overall risk exposure. There may be further divergence in the future, including with regard to administrative burdens. However, the long term validity of the Framework, which has already been challenged in court, remains uncertain.

If we decide to conduct clinical trials or enroll subjects in our ongoing or future clinical trials in Europe, we are subject to the supervision of local data protection authorities in those jurisdictions where we are monitoring the behavior of individuals in the EEA or UK (i.e., undertaking clinical trials). If we are investigated by an EEA or UK data protection authority, we may face fines and other penalties. Any such investigation or charges by EU or UK data protection authorities could have a negative effect on our business and on our ability to commercialize our products in the future, including with EU, UK-based or multi-national pharmaceutical partners.

In addition to European data protection requirements, we may be subject to various privacy laws in the United States at the state and federal level. In the United States, at the state level, for example, California Consumer Privacy Act, or CCPA, imposed a comprehensive privacy framework for covered businesses, which included an expanded definition of personal information, data privacy rights for consumers in the State of California, special rules on the collection of consumer data from minors, and provided substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unredacted or unencrypted personal information. In addition, the California Privacy Rights Act, or CPRA, came into effect on January 1, 2023 and has expanded the privacy protections of the CCPA to also apply to personal information collected in a business to business capacity and from employment applicants, employees and former employees. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The effects of the CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. Furthermore, a number of other states have either proposed or enacted comprehensive consumer privacy laws similar to the CCPA, many of which vary in complexity and may be interpreted and enforced differently, thus potentially complicating our compliance efforts. In Washington, for example, the My Health My Data Act, or MHMDA, entered into force on March 31, 2024, and includes a broad private right of action. Seventeen other states passed privacy legislation, which will come into force over the next several years. While these laws generally have exceptions for protected health information that is subject to HIPAA and for information collected in the context of clinical trials, they may nevertheless impact our business activities.

There are also states that are specifically regulating health information or other specific types of information. For example, Connecticut and Nevada have passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our product candidates, if approved. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

All of these evolving compliance and operational requirements may impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees, and engaging consultants and legal advisors, which are may be likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time, and/or divert resources from other initiatives and projects. The increasing number and complexity of regional, country, and U.S. state data protection laws, and other changes in laws or regulations across the globe, especially those associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could lead to litigation or government investigations or enforcement actions and significant penalties against us and could have a material adverse effect on our business, financial condition, or results of operations.

The use of new and evolving technologies, such as artificial intelligence, in our business may result in spending material resources and presents risks and challenges that can impact our business, including by posing security and other risks to our confidential and/or proprietary information, including personal information, and, as a result, we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence into our business processes, and this innovation presents risks and challenges that could affect its adoption and, therefore, our business. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development, and compliance in this area. For example, the EU’s Artificial Intelligence Act, or the AI Act, — the world’s first comprehensive AI law — entered into force in June 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. In the future, if we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Our vendors may in turn incorporate artificial intelligence tools into their offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

In connection with the clinical development of our product candidates for certain indications, we have previously engaged and may in the future engage third parties to develop or obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our product candidates. The FDA has indicated that if we continue RLY-2608 in a specific biomarker-defined population, a companion diagnostic device will be required to ensure its safe and effective use. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. The FDA and similar foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

We intend to rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic product candidates that may require such tests. In connection with such collaborative agreements, we will be dependent on the sustained cooperation and effort of our collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, the development of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these therapeutics that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This decision may result in more lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We have engaged and plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

We may seek orphan drug designation for certain of our product candidates and we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a later drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if another drug with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek orphan drug designation for certain of our product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations. In addition, the FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We may face competition in the United States for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act, or MMA, contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect, unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of the HHS made such certification to Congress, and on October 1, 2020, FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. On January 5, 2024, the FDA issued to Florida the first approval for a state importation plan. Several states now have pending applications with the FDA, including Colorado, Maine, New Hampshire, and New Mexico. If successfully implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for "best price" or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, global health concerns, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted.

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

The increasing use of social media platforms presents risks and challenges.

We and our employees utilize social media tools as a means of communication externally. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our product candidates, operations, or business may cause us to be found in violation of applicable legal or contractual requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, collaboration partners, and others, and which could have an adverse effect on our business, financial conditions, and results of operations. Furthermore, negative posts or comments about us or our product candidates in social media could seriously damage our reputation, brand image, and goodwill.

In addition, it is possible for individuals or groups to target companies with disruptive social media campaigns related to a request for access to unapproved drugs for patients with significant unmet medical need. If we experience a similar social media campaign regarding our decision to provide or not provide access to our product candidates under an expanded access policy, our reputation may be negatively affected and our business may be harmed.

Environmental, social and governance matters may impact our business and reputation.

In addition to the changing rules and regulations related to environmental, social and governance, or ESG, matters imposed by governmental and self-regulatory organizations, a variety of third-party organizations, institutional investors and customers evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations may result in increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Reduced access to or increased cost of capital may occur as financial institutions and investors increase expectations related to ESG matters.

Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Furthermore, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected. In addition, in recent years "anti-ESG" sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted "anti-ESG" policies, legislation, or initiatives or issued related legal opinions, and the President having recently issued an executive order opposing diversity equity and inclusion, or DEI, initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.

Risks Related to Growth and Acquisitions

We expect to expand our development and regulatory capabilities in the future and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2024, we had 261 full-time employees. In the future, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As a part of our business strategy, we may make selected acquisitions of complementary products and/or businesses, such as our acquisition of ZebiAI in April 2021. Any acquisition involves numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:

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

Risks Related to Business Disruptions

Our internal information technology systems, or those of our third-party collaborators and/or partners, may fail or suffer cybersecurity breaches, loss or leakage of data and other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

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

We have implemented and maintain a cybersecurity risk management program that includes processes for the identification, assessment and mitigation of cybersecurity risks. Due to the size and complexity and the increasing amounts of confidential information that are maintained, our internal information technology systems and infrastructure and those of our third-party CROs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage, service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as cyber-attacks or security compromises, cybersecurity incidents, or breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants and/or third parties with whom we do business, or from cyber-attacks or security compromises, incidents, or breaches by malicious third parties (including the deployment of harmful malware, ransomware, digital extortion, denial-of-service attacks, supply chain attacks, social engineering (including phishing attacks) and business email compromises, and other means to affect service reliability and threaten the confidentiality, integrity, availability, and security of systems, infrastructure or information), which may compromise our systems and infrastructure or those of our partners, third-party CROs, vendors, contractors, consultants and/or third parties with whom we do business, or lead to data leakage or compromise. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, similar events relating to the information technology systems of our third-party collaborators who we rely on for the manufacture of our product candidates and to conduct clinical trials could also have a material adverse effect on our business.

The risk of a cybersecurity incident, breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, insider threats, foreign governments, and cyber terrorists, has generally increased as the frequency, persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased, including potentially in connection with the ongoing conflict between Russia and Ukraine. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including insider threats and outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies, or generated using artificial intelligence. In addition, changes in how our employees work and access our systems, which began during the COVID-19 pandemic and continue today, when part of our workforce is working remotely, could also lead to opportunities for bad actors to launch cyber-attacks or for employees to cause inadvertent or intentional security risks or incidents. The prevalent use of mobile devices also increases the risk of data security incidents.

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

While we have not directly experienced any material system failure, accident or cybersecurity incident or breach to date, we have, from time to time experienced and may in the future continue to experience, threats and cybersecurity incidents relating to our and our third-party vendors’ information systems. We cannot guarantee that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, or cybersecurity incidents or breaches in or compromises of our systems or those of third-party CROs, vendors, contractors, consultants and/or third parties with whom we do business. While we maintain liability insurance at levels that we believe are appropriate for our business, we cannot assure our investors that it will be sufficient in type or amount to cover us against all claims related to security compromises or breaches, cyberattacks and other related breaches. To the extent that any disruption or security compromises, cybersecurity incident, or breach were to result in a loss of, or damage to, our systems, infrastructure, data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, the further development and commercialization of our product candidates or any future product candidates could be hindered or delayed, we could be required to expend significant amounts of money and other resources to repair, remediate, or replace our information systems or networks, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. Furthermore, any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data cybersecurity incidents or other security compromises or breaches that result in the unauthorized access, use, acquisition, disclosure, release or transfer of confidential or sensitive information, including physician data, patient data, or any personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and other security compromises and breaches can be difficult to detect, and any delay in identifying or remediating them may lead to increased harm. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents or compromises, including security breaches.

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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $3.50 to an intraday high of $64.37 through February 21, 2025. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been the target of and may in the future be the target of litigation brought by our stockholders. The outcome of such pending and potential litigation is uncertain. If any of our stockholders were to bring a lawsuit against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. Although the results of lawsuits and claims cannot be predicted with certainty, defending against such claims could be costly and divert our management’s attention from other business concerns, which could seriously harm our business. Any litigation to which we become a party may result in an onerous or unfavorable judgment, or may be resolved with a monetary payment.

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

As of December 31, 2024, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 39.2% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2024, we had federal net operating loss carryforwards of approximately $596.3 million, and our ability to utilize those net operating loss carryforwards could be limited by an "ownership change" as described above.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cyber Risk Management and Strategy

We have implemented and maintain a cybersecurity risk management program that includes processes for the identification, assessment, and mitigation of cybersecurity risks. This process is overseen by the Director of IT Operations and Information Security, or the IT Director, and includes periodic security assessments, audits, and testing, which are informed by industry standards and supported by cybersecurity technologies, including automated tools, designed to monitor, identify, and address cybersecurity risks. We periodically engage with third parties to support these efforts. We maintain internal information security policies, including an incident response plan, which are reviewed by or at the direction of the IT Director and are updated periodically to reflect material changes and improvement in our information security practices. We have a process to assess and review the cybersecurity practices of third-party vendors and service providers prior to onboarding and periodically throughout the engagement, including through vendor questionnaires and contractual requirements, as appropriate.

Governance Related to Cybersecurity Risks

The IT Director oversees and manages the day-to-day functions of our cybersecurity risk management program. The IT Director reports to the VP of Information Technology and Facilities, or VP of IT. The IT Director and VP of IT roles are both held by individuals who each have over twenty years of professional information technology, or IT, management experience. The VP of IT meets regularly with the Audit Committee to report on and discuss information security and technology risks to our business, including our cyber risk management programs, controls, and procedures. The VP of IT and the Audit Committee also conduct a high-level review of the threat landscape facing our business, discuss risk mitigation strategies, and the prioritization of our remediation efforts.

The IT Director meets periodically with members of the Relay Information Security Council, or RISC, which is comprised of the VP of IT and senior leaders from various functions, including finance, legal, human resources, corporate development, and research and development. The RISC provides input to the IT Director in connection with proposed cyber strategies as it relates to potential business impacts from new or proposed technologies and security solutions across the organization, including implementation strategies designed to address potential risks and disruptions to the business. In the event we or one of our business partners experiences a cybersecurity incident, the RISC is responsible for assisting in evaluating the incident, including whether any disclosure of the incident is required. The VP of IT reports to the Audit Committee on cyber initiatives and implementation resulting from RISC discussions.

Through the Audit Committee, the Board of Directors is informed of: (i) security initiatives, (ii) existing and emerging cybersecurity risks, including cybersecurity incidents; and (iii) any disclosure obligations arising from any cybersecurity incidents. The Board of Directors oversees our general risk management strategy and the most significant risks facing our business, and is responsible for ensuring that appropriate risk mitigation strategies are implemented.

Item 2. Properties.

Our corporate headquarters are located in Cambridge, Massachusetts.

We occupy approximately (a) 46,631 square feet of office and laboratory space at 399 Binney Street, Cambridge, Massachusetts 02142, the lease term for which expires on April 30, 2029, with an option to extend the term by five years with 12 to 15 months' notice at agreed upon market rates, and (b) 41,474 square feet of office and laboratory space at 60 Hampshire Street, Cambridge, Massachusetts 02139, the lease term for which expires on June 30, 2032.

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

On December 18, 2024, David Hayes, or the Plaintiff, an alleged Relay Therapeutics stockholder, derivatively and on behalf of us as a nominal defendant, filed a complaint in the Court of Chancery of the State of Delaware, or the Court, captioned Hayes v. Borisy, et al. (C.A. No. 2024-1309-PAF), or the Derivative Complaint, against certain of our directors and officers, or the Defendants. The Derivative Complaint alleges that, in 2021, 2022, and 2023, the Defendants awarded the members of our Board of Directors excessive compensation. The Derivative Complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and breach of fiduciary duty of disclosure. The Derivative Complaint seeks a judgment against the Defendants declaring that Plaintiff may maintain the action on behalf of us and that he is an adequate representative of us; awarding to us the damages sustained as a result of the breaches of fiduciary duty and unjust enrichment alleged against the Defendants; directing us to take all necessary actions to reform and improve an effective system of corporate governance and internal procedures; awarding us restitution from the Defendants; ordering the Defendants to disgorge and pay to us or cancel all profits, benefits, and other compensation obtained; awarding Plaintiff costs and disbursements of the action, including reasonable attorneys’, accountants’, and experts’ fees, costs, and expenses; and granting such other relief that the Court deems just and proper. On January 24, 2025, we, as nominal defendants, and the Defendants separately answered the complaint. We are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.

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

Holders of Our Common Stock

As of February 3, 2025, there were approximately 32 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in "nominee" or "street" name.

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

In July 2020, we issued 23,000,000 shares of our common stock in our IPO at a price of $20.00 per share. The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from July 16, 2020, the closing market price on the first trading day of our common stock, through December 31, 2024. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on July 16, 2020 and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of, nor is it intended to forecast, future stock price performance.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

We are advancing a pipeline of medicine candidates to address targets in precision oncology and genetic disease, including RLY-2608, our lead product candidate discussed below.

RLY-2608. RLY-2608 is the first known allosteric, pan-mutant and isoform-selective phosphoinostide 3 kinase alpha, or PI3Kα, inhibitor in clinical development. It is the lead program in our efforts to discover and develop mutant selective inhibitors of PI3Kα.

•
ReDiscover Trial. In December 2021, we dosed the first patient in a first-in-human clinical trial for RLY-2608, or the ReDiscover Trial. Since then, we have predominantly focused on evaluating RLY-2608 in combination with fulvestrant for patients with HR+, HER2–, PI3Kα-mutated, locally advanced or metastatic breast cancer. In the fourth quarter of 2023, we initiated a triplet combination arm with RLY-2608, fulvestrant and the cyclin dependent kinase 4/6, or CDK 4/6, inhibitor ribociclib. In the fourth quarter of 2024, we initiated an additional triplet combination arm with RLY-2608, fulvestrant, and atirmociclib, Pfizer Inc.’s, or Pfizer’s, investigative selective-CDK4 inhibitor, pursuant to a clinical trial collaboration with Pfizer. We also intend to initiate a Phase 3 registrational study, or the ReDiscover-2 Trial, which will evaluate the safety and efficacy of RLY-2608 plus fulvestrant in PI3Kα-mutated, HR+/HER2- advanced breast cancer patients previously treated with a CDK4/6 inhibitor. The comparator arm in the ReDsicover-2 Trial will be capivasertib plus fulvestrant.

•
Clinical Data. In September 2024, we announced interim clinical data for RLY-2608 with a data cut-off date of August 12, 2024, and in December 2024, we announced additional updated interim clinical data for RLY-2608 at the San Antionio Breast Cancer Symposium 2024 with a data cut-off date of November 4, 2024. We believe that, overall, while the clinical data from the ReDiscover Trial disclosed to date are preliminary, the data suggest differentiated interim efficacy signals in the specified patient population and support selective target engagement across doses and mutation types with an encouraging interim safety and tolerability profile.

While our initial focus is on precision oncology, we believe our Dynamo® platform may also be broadly applied to other areas of precision medicine, such as genetic diseases. In June 2024, we announced three new programs, including two genetic disease programs to address clinically and commercially validated targets in vascular malformations and Fabry disease, respectively, and an NRAS-selective inhibitor for NRAS-mutated solid tumors. We also have four additional active discovery stage programs across both precision oncology and genetic diseases. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development, and commercialization of our therapies.

We were incorporated in May 2015. We have devoted substantially all of our resources to developing our product candidates, developing our innovative computational and experimental approaches on protein motion, building our intellectual property portfolio, business planning, raising capital, and providing general and administrative support for these operations. To date, we have principally financed our operations through private placements of preferred stock and common stock, convertible debt, and proceeds from public offerings of our common stock.

In December 2024, we entered into an exclusive global licensing agreement, or the Elevar Agreement, with Elevar Therapeutics, Inc., or Elevar, pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib. Under the terms of the Elevar Agreement, we received $5.0 million in upfront consideration and $2.7 million in conjunction with the transfer of active pharmaceutical ingredient and other materials. We are eligible to receive up to $495.0 million in regulatory and commercial milestone payments, as well as tiered royalties.

In September 2024, we completed a public offering, or the September 2024 Offering, of 32,857,143 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 4,285,714 shares, at an offering price of $7.00 per share. We received proceeds of $218.2 million, which was net of $11.8 million in underwriting discounts and other offering expenses.

In August 2021, we entered into a sales agreement, or the 2021 Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we could offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in "at-the-market" offerings through Cowen, as our sales agent. In August 2024, the 2021 Sales Agreement was terminated by mutual agreement between us and Cowen. Through termination of the 2021 Sales Agreement, we sold 4,915,669 shares of common stock under the 2021 Sales Agreement, from which we received $48.2 million in proceeds, which were net of $1.2 million in commissions paid to Cowen and other offering expenses.

In August 2024, we also entered into a new sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or TD Securities, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through TD Securities, as our sales agent. As of December 31, 2024, we have not sold any shares under the 2024 Sales Agreement.

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

On April 15, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, and, on April 22, 2021, we acquired ZebiAI Therapeutics, Inc., or ZebiAI. Pursuant to the Merger Agreement, upfront consideration included payment of approximately $20.0 million in cash and issuance of 1,914,219 shares of our common stock at an aggregate fair value of $61.8 million, both transferred to ZebiAI’s former stockholders, option holders, and warrant holders, or the ZebiAI Holders, upon closing. ZebiAI Holders are also eligible to receive payments upon achievement of certain program milestones, payable in shares of our common stock, or Contingent Milestone Payments, per the terms of the Merger Agreement.

In December 2020, we entered into a global collaboration and license agreement with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of RLY-1971 (now referred to as migoprotafib, or GDC-1971), or the Genentech Agreement. Under the terms of the Genentech Agreement, we received $75.0 million in an upfront payment in 2021, as well as $45.0 million in milestone payments from Genentech as of December 31, 2024. Genentech elected to terminate the Genentech Agreement without cause, effective as of January 7, 2025, or the Termination Date. As of the Termination Date, we are no longer entitled to receive any further milestones or other payments due after the Termination Date.The parties also ceased to have any development or commercialization obligations as of the Termination Date and the licenses that we granted to Genentech pursuant to the Genentech Agreement ceased to be in effect as of the Termination Date. We will not continue development of migoprotafib.

Inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as public health crises, global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section "Risk Factors" in this Annual Report on Form 10-K. We do not believe that such factors had a material adverse impact on our results of operations during the years ended December 31, 2024, 2023, and 2022.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $337.7 million, $342.0 million, and $290.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1.7 billion. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate significant operating losses for at least the next several years.

We anticipate that our expenses will increase substantially if and as we:

•
conduct our current and future clinical trials of our lead product candidate;
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

We believe our cash, cash equivalents, and investments of $781.3 million as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Components of our Results of Operations

Revenue

To date, our revenue primarily consists of amounts related to the Genentech Agreement.

Operating Expenses

Research and Development Expenses

Research and Development Expenses include:

•
salaries, benefits, and other employee costs, including stock compensation expense, for personnel engaged in research and development functions;
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

Our lead product candidate is in clinical development. We also have several active discovery stage programs across both precision oncology and genetic diseases. Costs incurred for these programs include costs incurred to support our discovery research and translational science efforts up to the initiation of first-in-human clinical development. Platform research and other research and development activities include costs that are not specifically allocated to active product candidates, including facilities costs, depreciation expense, and other costs. Employee expenses include salary, wages, stock compensation, and other costs related to our personnel, which are not allocated to specific programs or activities.

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

The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•
the scope, rate of progress, expense, and results of our preclinical development activities, any future clinical trials of our lead product candidate, or other product candidates and other research and development activities that we may conduct;
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to continue to incur significant research and development expenses for the foreseeable future as we continue to conduct clinical trials of our lead product candidate, initiate clinical trials for our other product candidates, as well as identify and develop additional product candidates.

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

General and Administrative Expenses

General and Administrative Expenses primarily consist of salaries and other employee costs, including stock compensation, for personnel in our executive, finance, corporate, and business development and administrative functions. General and Administrative Expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax, and consulting services; other expenses associated with operating as a public company, including compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs, and investor and public relations costs; travel expenses; and facility-related expenses, which include depreciation costs and allocated expenses for rent and maintenance of facilities.

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

As of December 31, 2024, we had federal net operating loss carryforwards of $596.3 million, of which $43.1 million begin to expire in 2035 and $553.2 million do not expire.

As of December 31, 2024, we had state net operating loss carryforwards of $625.2 million, which begin to expire in 2035.

As of December 31, 2024, we had federal research and development tax credit carryforwards of $47.5 million, which begin to expire in 2035.

As of December 31, 2024, we had state research and development tax credit carryforwards of $27.0 million, which begin to expire in 2030.

As of December 31, 2024, we had federal orphan drug tax credit carryforwards of $19.5 million, which begin to expire in 2042.

Results of Operations

Comparison of years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023.

	Year Ended December 31,		Change
	2024	2023
	(in thousands)
License and other revenue	$10,007	$25,546	$(15,539)
Operating expenses:
Research and development expenses	$319,089	$330,018	$(10,929)
Change in fair value of contingent consideration liability	(13,206)	(6,422)	(6,784)
General and administrative expenses	76,592	74,950	1,642
Total operating expenses	382,475	398,546	(16,071)
Loss from operations	(372,468)	(373,000)	532
Other income, net	34,760	31,027	3,733
Net loss	$(337,708)	$(341,973)	$4,265

License and Other Revenue

We recognized license and other revenue of $10.0 million and $25.5 for the years ended December 31, 2024 and 2023, respectively. The decrease of $15.5 million was primarily due to recognition of $25.0 million in variable consideration under the Genentech Agreement previously constrained during the year ended December 31, 2023. By comparison, only $10.0 million was recognized during the year ended December 31, 2024, specifically in connection with a milestone achieved under the Genentech Agreement.

Research and Development Expenses

The following summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023
	(in thousands)
External costs for programs in clinical trials	$92,096	$101,055	$(8,959)
External costs for platform technologies and preclinical programs	76,392	76,471	(79)
Employee related expenses	123,601	125,471	(1,870)
Other expenses	27,000	27,021	(21)
Total research and development expenses	$319,089	$330,018	$(10,929)

Research and development expenses were $319.1 million for the year ended December 31, 2024 compared to $330.0 million for the year ended December 31, 2023. The decrease of $10.9 million was primarily due to the impact of prioritization of certain programs in our pipeline, as previously disclosed in 2023 and 2024.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability under the Merger Agreement with ZebiAI was a decrease of $13.2 million for the year ended December 31, 2024 compared to a decrease of $6.4 million for the year ended December 31, 2023. During the year ended December 31, 2024, the Contingent Milestone Payments and Contingent Earnout Payments were both reduced to $0.

General and Administrative Expenses

General and administrative expenses were $76.6 million for the year ended December 31, 2024 compared to $75.0 million for the year ended December 31, 2023. The increase of $1.6 million was primarily due to an increase in stock compensation expense, partially offset by decreases in other employee compensation costs and certain other general and administrative expenses.

Other Income, Net

Other income, net, was $34.8 million for the year ended December 31, 2024 compared to $31.0 million for the year ended December 31, 2023. The increase of $3.7 million was primarily a result of changes in interest rates.

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

License and Other Revenue

We recognized license and other revenue of $25.5 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively. The increase of $24.2 million was primarily due to recognition of $25.0 million in variable consideration previously constrained under the Genentech Agreement during the year ended December 31, 2023. By comparison, we only recognized revenue for research and development services provided under the Genentech Agreement during the year ended December 31, 2022.

Research and Development Expenses

The following summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022
	(in thousands)
External costs for programs in clinical trials	$101,055	$51,094	$49,961
External costs for platform technologies and preclinical programs	76,471	82,779	(6,308)
Employee related expenses	125,471	93,118	32,353
Other expenses	27,021	19,364	7,657
Total research and development expenses	$330,018	$246,355	$83,663

Research and development expenses were $330.0 million for the year ended December 31, 2023 compared to $246.4 million for the year ended December 31, 2022. The increase of $83.7 million was due to $50.0 million of additional external costs in connection with the clinical trials ongoing in the periods presented, as well as $32.4 million of additional employee costs from increased headcount in our research and development functions, including an increase in stock compensation expense of $17.7 million.

Change in Fair Value of Contingent Consideration Liability

The change in fair value of our contingent consideration liability for Contingent Milestone Payments under the Merger Agreement with ZebiAI was a decrease of $6.4 million for the year ended December 31, 2023 compared to a decrease of $11.7 million for the year ended December 31, 2022. The fluctuation of $5.3 million was primarily attributable to changes in the assumptions underlying the fair value measurement between periods.

General and Administrative Expenses

General and administrative expenses were $75.0 million for the year ended December 31, 2023 compared to $66.0 million for the year ended December 31, 2022. The increase of $9.0 million was primarily due to an increase in stock compensation expense, partially offset by decreases in other employee compensation costs and certain other general and administrative expenses

Other Income, Net

Other income, net, was $31.0 million for the year ended December 31, 2023 compared to $8.8 million for the year ended December 31, 2022. The increase of $22.3 million was primarily a result of changes in interest rates.

Liquidity and Capital Resources

As of December 31, 2024, we had cash, cash equivalents, and investments of $781.3 million.

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

In December 2024, we entered into the Elevar Agreement pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib. As of December 31, 2024, we had received $5.0 million in upfront consideration and $2.7 million in conjunction with the transfer of active pharmaceutical ingredient and other materials from Elevar pursuant to the Elevar Agreement.

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

In August 2021, we entered into the 2021 Sales Agreement with Cowen, pursuant to which we could offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in "at-the-market" offerings through Cowen, as our sales agent. In August 2024, the 2021 Sales Agreement was terminated by mutual agreement between us and Cowen. Through termination of the 2021 Sales Agreement, we sold 4,915,669 shares of common stock under the 2021 Sales Agreement, from which we received $48.2 million in proceeds, which were net of $1.2 million in commissions paid to Cowen and other offering expenses.

In August 2024, we also entered into the 2024 Sales Agreement with TD Securities, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through TD Securities, as our sales agent. As of December 31, 2024, we have not sold any shares under the 2024 Sales Agreement.

In January 2024, we entered into a securities purchase agreement with Nextech Crossover I SCP for the Private Placement. We received $29.8 million in proceeds from the Private Placement, which were net of $0.2 million in offering expenses.

As of December 31, 2024, we have received $120.0 million in upfront and milestone payments from Genentech pursuant to the Genentech Agreement.

In September 2022, we completed the September 2022 Offering of 11,320,755 shares of common stock at an offering price of $26.50 per share. We received proceeds of $284.7 million, which was net of $15.3 million in underwriting discounts and commissions, as well as other offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash used in operating activities	$(249,107)	$(300,316)	$(229,490)
Cash (used in) provided by investing activities	(41,083)	257,634	(188,745)
Cash provided by financing activities	270,153	34,753	289,910
Net decrease in cash, cash equivalents, and restricted cash	$(20,037)	$(7,929)	$(128,325)

Operating Activities

During the year ended December 31, 2024, we used $249.1 million of cash on operating activities, primarily resulting from our net loss of $337.7 million, offset by non-cash charges of $74.0 million and cash provided by changes in our operating assets and liabilities of $14.6 million.

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

Investing Activities

During the year ended December 31, 2024, net cash used in investing activities was $41.1 million, consisting of $39.1 million in net purchases of investments and $2.0 million for the acquisition of property and equipment.

During the year ended December 31, 2023, net cash provided by investing activities was $257.6 million, consisting of $261.8 million in proceeds from net maturities of investments, offset by $4.1 million for the acquisition of property and equipment.

During the year ended December 31, 2022, net cash used in investing activities was $188.7 million, consisting of $179.7 million in net purchases of investments and $9.1 million for the acquisition of property and equipment.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $270.2 million, consisting of $265.9 million in net proceeds from the Private Placement, at-the-market offerings, and the September 2024 Offering, as well as $4.3 million in proceeds from the exercise of stock options and purchases under our 2020 Employee Stock Purchase Plan, or ESPP.

During the year ended December 31, 2023, net cash provided by financing activities was $34.8 million, primarily consisting of $30.3 million in net proceeds from at-the-market offerings, as well as $4.5 million in proceeds from stock option exercises and purchases under our ESPP.

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

As of December 31, 2024, we had cash, cash equivalents, and investments of $781.3 million. We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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
•
the scope, progress, results, and costs of our current and future clinical trials of our lead product candidate and additional preclinical research of our other programs;
•
the scope, progress, results, and costs of drug discovery, preclinical research, and clinical trials for our other product candidates;
•
the number of future product candidates that we pursue and their development requirements;
•
the costs, timing, and outcome of regulatory review of our product candidates;

•
our ability to establish and maintain licenses or collaborations on favorable terms, if at all;
•
the success of any existing or future licenses or collaborations that we may enter into with third parties;
•
the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates;
•
the achievement of milestones or occurrence of other developments that trigger payments under any existing or future license or collaboration agreements, if any;
•
the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under any existing or future license or collaboration agreements, if any;
•
the costs and timing of future commercialization activities, including drug sales, marketing, manufacturing, and distribution, for any of our product candidates for which we receive marketing approval, to the extent that such sales, marketing, manufacturing, and distribution are not the responsibility of any licensee or collaborator that we may have at such time;
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

Shaw Research royalty payments, as defined in the DESRES Agreement. We assessed the milestone and royalty events under the DESRES Agreement as of December 31, 2024 and 2023, concluding no such payments were due as of the balance sheet dates.

The DESRES Agreement extended the initial research term of the original agreement to August 16, 2025 and increased the annual fee from $1.0 million to $7.9 million, commencing on August 16, 2020. In May 2021, the annual fee was further increased, by mutual agreement of the parties, from $7.9 million to $9.9 million. The initial research term under the DESRES Agreement will end on August 16, 2025, with the DESRES Agreement continuing thereafter on a target-by-target basis until all payment obligations have expired.

399 Binney Street

In December 2017, we entered into a facility lease agreement for approximately 44,336 square feet of office and laboratory space at 399 Binney Street, Cambridge, Massachusetts 02142, which was increased to 44,807 square feet in January 2018. We gained control of the space in January 2019 and the lease expires in April 2029, subject to certain renewal options, which have not been included in the measurement of our right of use asset and lease liability on the balance sheet through December 31, 2024. In September 2020, we entered into an amendment to our existing facility lease agreement to expand the leased area by approximately 1,824 square feet of office space at 399 Binney Street, Cambridge, Massachusetts 02142. The amendment commenced in October 2020 and also expires in April 2029, subject to certain renewal options, which have also not been included in the measurement of our right of use asset and lease liability on the balance sheet through December 31, 2024. We provided a letter of credit in connection with our facility lease agreement in the amount of $0.9 million with a financial institution, which expires commensurate with the lease in April 2029.

60 Hampshire Street

In May 2021, the Company entered into an agreement to lease approximately 41,474 square feet of office and laboratory space at 60 Hampshire Street, Cambridge, Massachusetts 02139. We gained control of the space in July 2022 and the lease expires in June 2032. There are no renewal options. We provided a letter of credit in connection with the agreement in the amount of $1.2 million with a financial institution, which expires commensurate with the lease in June 2032.

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

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. In connection therewith, we recognize revenue when customers obtain control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for such goods or services.

Once a contract is determined to be within the scope of ASC 606, we assess the goods or services promised within the contract and determine those that are performance obligations at contract inception. We then determine the transaction price and allocate it to the performance obligations. As part of the accounting for such arrangements, we must use judgment to determine: (a) the number of performance obligations; (b) the transaction price, including the determination of whether milestones or other variable consideration should be included in the transaction price; and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of the transaction price.

We utilize key assumptions and judgments in (a) determining the stand-alone selling price for each performance obligation, which may include discounted cash flow models, evaluation of comparable transactions, and pricing considered in negotiating the transaction and estimated costs, and (b) determining how the transaction price is allocated amongst the performance obligations. We also use judgment to determine whether milestones or other variable consideration should be included in the transaction price. As part of management's evaluation of the transaction price, we consider numerous factors, including whether the achievement of the milestones is outside of our control, contingent upon the efforts of others, or subject to scientific risks of success. If we conclude it is probable that a significant revenue reversal would not occur, the associated milestone payment is included in the transaction price. Milestone payments that are not within our control, such as regulatory approvals, are generally not considered probable until those milestones are achieved. We re-evaluate the transaction price, including estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. For revenue-based royalties, including milestone payments based on the level of sales, we will include royalties in the transaction price at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty is allocated has been satisfied (or partially satisfied).

Once the performance obligations are identified, the transaction price is allocated to each performance obligation based on the relative stand-alone selling price. We then recognize revenue for the amount of the transaction price allocated to the respective performance obligation when (or as) it is satisfied, either at a point in time or over time. If the performance obligation is satisfied over time, we recognize revenue based on the use of either an output or input method.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time.

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

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of such agreements are subject to negotiation and vary from contract to contract, which may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated, and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of December 31, 2024, our cash equivalents consisted of money market funds. As of December 31, 2024, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes in federal interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2024, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our consolidated results of operations.

As of December 31, 2024, we had no debt outstanding and, therefore, are not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates), but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the years ended December 31, 2024, 2023, and 2022. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar if and/or as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Relay Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Relay Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Relay Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 26, 2025

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2025 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement (excluding the information under the subheading "Pay Versus Performance") to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, United States, PCAOB Auditor ID 42.

The information required by this Item 14 will be set forth in the section headed " – Ratification of the Appointment of Ernst & Young LLP as Relay Therapeutics’ Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2025" in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Relay Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Relay Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

Accrued Research and Development Expenses
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company makes estimates to determine the expense recognized and related accrued research and development expenses at each balance sheet date.

Auditing the Company’s estimates of accrued research and development expenses was challenging due to the judgment required in evaluating assumptions used in the estimation. In particular, the estimate was sensitive to significant assumptions including, but not limited to, expected patient enrollment, estimates of services received and efforts expended, and estimated project duration.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s estimation of accrued research and development expenses. Our audit procedures included, among others, reviewing the Company’s contracts with third parties, evaluating the methodology used in developing the estimate, testing the completeness and accuracy of the underlying data, and evaluating the significant assumptions discussed above.

To assess the reasonableness of the significant assumptions, we corroborated the progress of clinical trials by inquiring of the Company’s executives responsible for overseeing its clinical trial activities, obtained and verified information directly from third parties related to patient enrollment data and costs of services, and performed a sensitivity analysis to evaluate the change in the estimate resulting from changes in significant assumptions. In addition, we tested subsequent invoices received from such third parties to validate the Company’s estimate as of the balance sheet date.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

February 26, 2025

Relay Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$124,287	$143,736
Investments	657,036	606,350
Prepaid expenses	17,348	16,702
Other current assets	10,533	3,315
Total current assets	809,204	770,103
Property and equipment, net	5,911	10,901
Operating lease assets	51,762	57,969
Restricted cash	2,119	2,707
Intangible asset	2,300	2,300
Total assets	$871,296	$843,980
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,097	$9,211
Accrued expenses	21,236	14,890
Operating lease liabilities	5,727	4,964
Deferred revenue	7,679	—
Other current liabilities	1,990	1,204
Total current liabilities	50,729	30,269
Operating lease liabilities, net of current portion	42,775	48,502
Contingent consideration liability	—	13,206
Total liabilities	93,504	91,977
Commitments and contingencies (Note 11)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023; no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 167,755,715 and 127,462,409 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	168	127
Additional paid-in capital	2,516,905	2,152,654
Accumulated other comprehensive loss	(991)	(196)
Accumulated deficit	(1,738,290)	(1,400,582)
Total stockholders’ equity	777,792	752,003
Total liabilities and stockholders’ equity	$871,296	$843,980

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
License and other revenue	$10,007	$25,546	$1,381
Total revenue	10,007	25,546	1,381
Operating expenses:
Research and development expenses	$319,089	$330,018	$246,355
Change in fair value of contingent consideration liability	(13,206)	(6,422)	(11,677)
General and administrative expenses	76,592	74,950	65,978
Total operating expenses	382,475	398,546	300,656
Loss from operations	(372,468)	(373,000)	(299,275)
Other income:
Interest income	34,746	31,045	8,786
Other income (expense)	14	(18)	(20)
Total other income, net	34,760	31,027	8,766
Net loss	$(337,708)	$(341,973)	$(290,509)
Net loss per share, basic and diluted	$(2.36)	$(2.79)	$(2.59)
Weighted average shares of common stock, basic and diluted	142,867,844	122,576,527	112,233,649
Other comprehensive (loss) income:
Unrealized holding (loss) gain	(795)	10,224	(9,332)
Total other comprehensive (loss) income	(795)	10,224	(9,332)
Total comprehensive loss	$(338,503)	$(331,749)	$(299,841)

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2021	108,210,318	$109	$1,666,887	$(1,088)	$(768,100)	$897,808
Issuance of common stock upon milestone achievement	301,939	—	6,203	—	—	6,203
Issuance of common stock through follow-on offering, net	11,320,755	11	284,733	—	—	284,744
Issuance of common stock through exercise of stock options	757,873	1	3,479	—	—	3,480
Issuance of common stock via employee stock purchase plan	123,019	—	1,686	—	—	1,686
Vesting of restricted stock units	398,330	—	—	—	—	—
Stock compensation expense	—	—	56,138	—	—	56,138
Unrealized loss on investments	—	—	—	(9,332)	—	(9,332)
Net loss	—	—	—	—	(290,509)	(290,509)
Balances at December 31, 2022	121,112,234	$121	$2,019,126	$(10,420)	$(1,058,609)	$950,218
Issuance of common stock upon milestone achievement	1,797,064	2	12,748	—	—	12,750
Issuance of common stock via at-the-market offerings, net	3,026,072	3	30,278	—	—	30,281
Issuance of common stock through exercise of stock options	399,498	1	1,985	—	—	1,986
Issuance of common stock via employee stock purchase plan	244,125	—	2,486	—	—	2,486
Vesting of restricted stock units	883,416	—	—	—	—	—
Stock compensation expense	—	—	86,031	—	—	86,031
Unrealized gain on investments	—	—	—	10,224	—	10,224
Net loss	—	—	—	—	(341,973)	(341,973)
Balance at December 31, 2023	127,462,409	$127	$2,152,654	$(196)	$(1,400,582)	$752,003
Issuance of common stock through Private Placement, net	2,500,000	3	29,800	—	—	29,803
Issuance of common stock via at-the-market offerings, net	1,889,597	2	17,930	—	—	17,932
Issuance of common stock through follow-on offering, net	32,857,143	33	218,124	—	—	218,157
Issuance of common stock through exercise of stock options	617,570	2	2,780	—	—	2,782
Issuance of common stock via employee stock purchase plan	303,670	1	1,478	—	—	1,479
Vesting of restricted stock units	2,125,326	—	—	—	—	—
Stock compensation expense	—	—	94,139	—	—	94,139
Unrealized loss on investments	—	—	—	(795)	—	(795)
Net loss	—	—	—	—	(337,708)	(337,708)
Balances at December 31, 2024	167,755,715	$168	$2,516,905	$(991)	$(1,738,290)	$777,792

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(337,708)	$(341,973)	$(290,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,464	5,269	4,130
Stock compensation expense	94,139	86,031	56,138
Net realized gain on sale of investments	(101)	—	—
Net amortization of premiums and discounts on investments	(12,315)	(10,763)	1,182
Change in fair value of contingent consideration liability	(13,206)	(6,422)	(11,677)
Changes in assets and liabilities:
Accounts receivable	—	306	97
Contract asset	—	4,913	(376)
Prepaid expenses and other current assets	(5,356)	(4,648)	(2,140)
Operating lease assets and liabilities, net	1,243	1,509	(8,132)
Accounts payable and accrued expenses	10,268	(9,590)	11,289
Deferred revenue	7,679	—	(248)
Other liabilities	786	(24,948)	10,756
Net cash used in operating activities	(249,107)	(300,316)	(229,490)
Cash flows from investing activities:
Purchases of property and equipment	(2,018)	(4,126)	(9,062)
Purchases of investments	(650,629)	(385,542)	(535,419)
Proceeds from maturities and sales of investments	611,564	647,302	355,736
Net cash provided by (used in) investing activities	(41,083)	257,634	(188,745)
Cash flows from financing activities:
Proceeds from issuance of common stock through Private Placement, net	29,803	—	—
Proceeds from issuance of common stock via at-the-market offerings, net	17,932	30,281	—
Proceeds from issuance of common stock through follow-on offering, net	218,157	—	284,744
Proceeds from issuance of common stock through exercise of stock options	2,782	1,986	3,480
Proceeds from issuance of common stock via employee stock purchase plan	1,479	2,486	1,686
Net cash provided by financing activities	270,153	34,753	289,910
Net decrease in cash, cash equivalents, and restricted cash	(20,037)	(7,929)	(128,325)
Cash, cash equivalents, and restricted cash at beginning of period	146,443	154,372	282,697
Cash, cash equivalents, and restricted cash at end of period	$126,406	$146,443	$154,372
Supplemental disclosure of non-cash activities:
Periodic change in additions of property and equipment within current liabilities	$(1,544)	$410	$159
Periodic change in costs to obtain license agreement within current liabilities	$2,508	$—	$—
Operating lease assets obtained in exchange for operating lease liabilities	$—	$—	$46,626
Issuance of common stock upon milestone achievement	$—	$12,750	$6,203

Reconciliation of Cash, Cash Equivalents, and Restricted Cash from Balance Sheets to Statements of Cash Flows

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$124,287	$143,736
Restricted cash	2,119	2,707
Cash, cash equivalents, and restricted cash per statements of cash flows	$126,406	$146,443

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the "Company") was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage, precision medicine company transforming the drug discovery process by combining leading-edge computational and experimental technologies with the goal of bringing life-changing therapies to patients. As the Company believes it is among the first of a new breed of biotech created at the intersection of complementary techniques and technologies, the Company aims to push the boundaries of what’s possible in drug discovery. The Company’s Dynamo® platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable or inadequately addressed. The Company’s initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications. The Company’s lead product candidate, RLY-2608, is in clinical development. In June 2024, the Company announced three new programs, including two genetic disease programs to address clinically and commercially validated targets in vascular malformations and Fabry disease, respectively, and an NRAS-selective inhibitor for NRAS-mutated solid tumors. The Company also has four active discovery stage programs across precision oncology and genetic diseases.

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

The Company has incurred net operating losses since inception and had an accumulated deficit of $1.7 billion as of December 31, 2024. The Company expects its existing cash, cash equivalents, and investments as of December 31, 2024 will enable it to fund its planned operating expenses and capital expenditures for at least one year from the date of the issuance of these consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair value of contingent milestone payments in connection with the acquisition of ZebiAI Therapeutics, Inc. ("ZebiAI") in 2021, the determination of the transaction price and standalone selling price of performance obligations under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), the accrual of research and development and manufacturing expenses, the valuation of equity instruments, and the incremental borrowing rate for determining operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience.

Segments

In general, segments are identified as components of an enterprise or business about which separate discrete financial information is available for evaluation by the chief operating decision maker ("CODM") in making decisions on how to allocate resources and assess performance of the enterprise or business.

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which is intended to provide enhancements to segment disclosures, even for entities with one reportable segment. In particular, the standard requires disclosure of significant segment expenses regularly (a) provided to the CODM and (b) included within each reported measure of segment profit and loss. The standard also requires disclosure of all other segment items by reportable segment and a description of its composition. Finally, the standard requires disclosure of the title and position of the CODM and an explanation of CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.

The Company adopted ASU 2023-07 upon filing of this Annual Report on Form 10-K.

The Company's CODM is the President and Chief Executive Officer.

The Company and the CODM view the Company's operations as one segment, which is using innovative experimental and computational approaches on protein motion for making medicines to drug protein targets that have previously been intractable or inadequately addressed.

For further considerations, refer to Note 3, Segment Information.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market funds, are stated at fair value.

Restricted Cash

As of December 31, 2024 and 2023, the Company had restricted cash of $2.1 million and $2.7 million, respectively, to secure letters of credit in connection with the Company's operating leases, as detailed in Note 12, Operating Leases. The Company classified the restricted cash as a noncurrent asset on its consolidated balance sheets, consistent with the terms of the lease agreements.

Investments

Investments in marketable securities are classified as available-for-sale.

Investments are measured and reported at fair value using quoted prices in active markets for similar securities.

Premiums or discounts from par value are amortized to interest income over the life of the underlying investment.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). Certain amendments thereto were also issued by the FASB. The Company adopted ASU 2016-13, as well as the related amendments thereto, on January 1, 2022, pursuant to which the Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection therewith, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If the assessment indicates a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded on the consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment not related to credit is recognized in other comprehensive loss as a separate component of stockholders' equity. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in general and administrative expenses within the consolidated statements of operations and comprehensive loss. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

In the event no credit losses are identified, the entire change in fair value of investments are recognized as unrealized gains and losses, which are included as a component of accumulated other income/(loss) on the consolidated balance sheets and statements of stockholders' equity, as well as a component of other comprehensive income/(loss) on the consolidated statements of operations and comprehensive loss, until realized. To the extent there are realized gains/(losses), such amounts are specifically identified and included in interest income.

All of the Company’s available-for-sale securities are available to the Company for use in current operations. As a result, the Company classified all such securities as current assets as of December 31, 2024 and 2023, although the stated maturity of some individual securities may be one year or more beyond the balance sheet dates.

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

The Company is dependent on third-party suppliers for research and development activities of its programs, including preclinical and clinical testing. In particular, the Company relies and expects to continue to rely on a small number of these suppliers, as discussed in Note 11, Commitments and Contingencies, to meet its requirements for certain of its programs. These programs could be adversely affected by a significant interruption in preclinical and clinical testing, as well as the supply of active pharmaceutical ingredients and formulated drugs.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recognized using the straight-line method over the useful life of the asset. Laboratory and computer equipment are depreciated over three years. Furniture and fixtures are depreciated over five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations.

Property and equipment, net consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Property and equipment:
Laboratory equipment	$27,407	$25,558
Leasehold improvements	3,825	3,826
Computer equipment	1,743	1,743
Furniture and fixtures	1,779	1,779
Construction in process	69	1,577
	34,823	34,483
Less: accumulated depreciation	(28,912)	(23,582)
Total property and equipment, net	$5,911	$10,901

Impairment of Long-Lived Assets

The Company continually evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured in an amount by which the book values of the assets exceed their fair value. The Company did not recognize any impairment losses for the years ended December 31, 2024, 2023, and 2022.

Research and Development Costs

In general, research and development expenses include salaries, stock compensation and benefits of employees, third-party license fees, and other operational costs incurred in connection with the Company’s research and development activities, including allocated facility expenses and external costs of outside vendors engaged to conduct both preclinical studies and clinical trials. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

The Company expenses research and development costs as incurred. When evaluating the adequacy of expense recognized, particularly from services performed by external third parties, the Company analyzes progress of the services, including the phase or completion of events, invoices received, and contracted costs. Judgments and estimates are made in determining the expense recognized and the related prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical estimates have not been materially different from the actual costs.

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

For stock options and RSUs granted to employees, directors, and other consultants with vesting over specified periods of continued service and contingent upon achievement of certain market conditions, the Company measures their fair value on the grant date using a Monte Carlo Simulation, incorporating various option pricing inputs. In connection therewith, compensation expense for such awards is recognized under the accelerated attribution method over the derived service period or requisite service period, whichever is longer, regardless of whether the market conditions have been achieved. The Company recognizes the impact of forfeitures on compensation expense as they occur.

Revenue Recognition

The Company accounts for revenue recognition in accordance with ASC 606, pursuant to which an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps at contract inception: (i) identify the contract(s) with customer(s); (ii) identify the performance obligation(s) in the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract(s); and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract and determines those that are performance obligations at contract inception. The Company then determines the transaction price and allocates it to the performance obligations. As part of the accounting for such arrangements, the Company must use judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above, including the determination of whether milestones or other variable consideration should be included in the transaction price; and (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of the transaction price in step (iv) above.

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

Contract Assets and Liabilities

In general, a contract asset is an entity's right to consideration in exchange for goods or services the entity has transferred to a customer when the right is conditioned on something besides the passage of time. The Company recognizes a contract asset when it transfers goods or services to a customer before the customer pays consideration and/or before payment is due, excluding any amounts presented as a receivable. The Company also assesses contract assets for credit losses.

In general, a contract liability, or deferred revenue, primarily relates to amounts for which an entity has received payment or has the unconditional right to receive payment in the future, but has not yet satisfied the related performance obligations. The Company records such payments or consideration due as deferred revenue and until it satisfies the performance obligations under such arrangements. In connection therewith, upfront payments from the Company's licensing agreements do not represent financing, as the payment is not funding the transfer of good or services and the technology under the licenses granted reflects research and development expenses already incurred.

Leases

Pursuant to ASC Topic 842, Leases ("ASC 842"), the Company determines if an arrangement is or contains a lease at inception. For leases with a term of 12 months or less, the Company does not recognize a right-of-use asset or lease liability. The Company’s operating leases are recognized on its consolidated balance sheets as other noncurrent assets, other current liabilities, and other noncurrent liabilities. The Company does not have any finance leases.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. Operating lease right-of-use assets also include the effect of any lease payments made prior to commencement and exclude lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which are accounted for as a combined element.

Comprehensive Loss

Comprehensive loss includes net loss, as well as other changes in stockholders’ equity resulting from transactions and economic events other than those with stockholders. For the years ended December 31, 2024, 2023, and 2022, other comprehensive income (loss) consisted of changes in unrealized gains and losses from available-for-sale investments.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of the assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. The tax position first must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate. as well as the related net interest and penalties.

Recently Adopted Accounting Pronouncements

As noted above, the Company adopted (a) ASU 2016-13, as well as the related amendments thereto, on January 1, 2022 and (b) ASU 2023-07 upon filing of this Annual Report on Form 10-K. The adoption of the standards noted did not have a material impact on the Company's consolidated financial statements or disclosures, except as otherwise noted.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

3. Segment Information

As summarized in Note 2, Significant Accounting Policies, the Company’s CODM is the President and Chief Executive Officer and the Company views its operations as one segment, which is using innovative experimental and computational approaches on protein motion for making medicines to drug protein targets that have previously been intractable or inadequately addressed. The factors used in determining the Company’s segments include the nature of the Company’s operating activities, the organizational and reporting structure, and the type of information provided to and reviewed by the Company’s CODM to allocate resources and evaluate financial performance.

The measure of segment assets is reported on the Company’s consolidated balance sheets as total consolidated assets. The Company only operates in the United States and all tangible assets, consisting of property and equipment and operating lease right-of-use assets, are held in the United States.

The Company’s CODM uses consolidated net loss to evaluate the Company’s expenditures and monitor budget-to-actual results. In connection therewith, the review of budget-to-actual results is used in assessing performance of the Company’s one operating segment, as well as in establishing resource allocations across the Company.

The following tables illustrates information about segment revenue, significant segment expenses, and segment net loss.

	Year Ended December 31,
	2024	2023	2022
License and other revenue	$10,007	$25,546	$1,381
Less:
Research and development expenses
External costs for programs in clinical trials	$92,096	$101,055	$51,094
External costs for platform technologies and preclinical programs	76,392	76,471	82,779
Employee related expenses (1)	71,979	77,120	62,447
Other expenses	22,302	22,512	16,011
General and administrative expenses (2)	33,309	36,510	39,734
Other segment expenses (income)
Depreciation expense	5,464	5,269	4,130
Stock compensation expense	94,139	86,031	56,138
Change in fair value of contingent consideration liability	(13,206)	(6,422)	(11,677)
Interest income	(34,746)	(31,045)	(8,786)
Other (income) expense	(14)	18	20
Segment net loss	(337,708)	(341,973)	(290,509)
Reconciliation to consolidated net loss:
Adjustments or reconciling items	—	—	—
Consolidated net loss	$(337,708)	$(341,973)	$(290,509)

The expense categories and amounts in the table above align with the segment-level information regularly provided to the CODM.

(1) "Employee related expenses" excludes stock compensation expense, which is summarized in Note 8, Stock Compensation.

(2) "General and administrative expenses" excludes stock compensation expense, which is summarized in Note 8, Stock Compensation.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$122,128	$—	$—	$122,128
Total cash equivalents	122,128	—	—	122,128
Investments:
U.S. treasury bills	—	564,083	—	564,083
U.S. agency securities	—	92,953	—	92,953
Total investments	—	657,036	—	657,036
Total assets	$122,128	$657,036	$—	$779,164
Liabilities
Contingent Milestone Payments	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2023:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$140,466	$—	$—	$140,466
Total cash equivalents	140,466	—	—	140,466
Investments:
U.S. treasury bills	—	416,008	—	416,008
U.S. agency securities	—	190,342	—	190,342
Total investments	—	606,350	—	606,350
Total assets	$140,466	$606,350	$—	$746,816
Liabilities
Contingent Milestone Payments	$—	$—	$8,206	$8,206
Total liabilities	$—	$—	$8,206	$8,206

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

The Company classified the Contingent Milestone Payments within Level 3 of the fair value hierarchy. Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"), the Company accounted for the Contingent Milestone Payments as a liability and remeasured the fair value at each reporting period based on the probability of achieving the milestones and timing. In connection therewith, the liability was recorded at $0 on the consolidated balance sheet as of December 31, 2024.

The Company has not accounted for the Contingent Earnout Payments as derivatives under ASC Topic 815, Derivatives and Hedging ("ASC 815"). As such, they were only measured at fair value as of the acquisition date and have not been re-assessed at fair value as of each reporting period end. During the year ended December 31, 2024, the contingency was resolved without the consideration becoming payable. Therefore, the liability was recorded at $0 on the consolidated balance sheet as of December 31, 2024.

The following table reconciles the change in the contingent consideration liability:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Balance at beginning of period	$13,206	$32,378	$50,258
Change in fair value of Contingent Milestone Payments	(8,206)	(6,422)	(11,677)
Change in carrying value of Contingent Earnout Payments	(5,000)	—	—
Common stock issued upon milestone achievement	—	(12,750)	(6,203)
	$—	$13,206	$32,378

5. Investments

The fair value of available-for-sale investments by type of security was as follows:

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$245,208	$516	$(35)	$245,689
U.S. agency securities	51,153	123	—	51,276
Total investments with a maturity of one year or less	296,361	639	(35)	296,965

U.S. treasury bills	319,625	376	(1,607)	318,394
U.S. agency securities	42,041	14	(378)	41,677
Total investments with a maturity of one to two years	361,666	390	(1,985)	360,071
Total investments	$658,027	$1,029	$(2,020)	$657,036

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$314,957	$83	$(482)	$314,558
U.S. agency securities	185,672	24	(353)	185,343
Total investments with a maturity of one year or less	500,629	107	(835)	499,901

U.S. treasury bills	100,917	591	(58)	101,450
U.S. agency securities	5,000	—	(1)	4,999
Total investments with a maturity of one to two years	105,917	591	(59)	106,449
Total investments	$606,546	$698	$(894)	$606,350

The following tables summarize the Company's available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$258,196	$(1,642)	$—	$—	$258,196	$(1,642)
U.S. agency securities	35,455	(378)	—	—	35,455	(378)
Total	$293,651	$(2,020)	$—	$—	$293,651	$(2,020)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$172,625	$(371)	$27,822	$(169)	$200,447	$(540)
U.S. agency securities	136,356	(207)	36,742	(147)	173,098	(354)
Total	$308,981	$(578)	$64,564	$(316)	$373,545	$(894)

As summarized in the tables immediately above, the Company held 58 and 70 debt securities that were in an unrealized loss position as of December 31, 2024 and 2023, respectively. The unrealized losses at December 31, 2024 and 2023 were attributable to changes in interest rates and the unrealized losses do not represent credit losses. The Company does not intend to sell such securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2024	2023
	(in thousands)
External research and development costs	$19,565	$12,509
Consulting and professional services	935	886
Compensation costs	106	702
Other	630	793
Total accrued expenses	$21,236	$14,890

7. Common Stock

Each share of common stock entitles the stockholder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2024, no dividends had been declared.

At-the-Market Offerings

In August 2021, the Company entered into a sales agreement (the "2021 Sales Agreement") with Cowen and Company, LLC ("Cowen"), pursuant to which the Company could offer and sell shares of its common stock having aggregate gross proceeds of up to $300.0 million from time to time in "at-the-market" offerings through Cowen, as the Company’s sales agent.

As of December 31, 2022, no shares of common stock had been sold under the 2021 Sales Agreement.

During the year ended December 31, 2023, the Company sold 3,026,072 shares of common stock under the 2021 Sales Agreement at a weighted-average price of $10.26 per share. The Company received proceeds of $30.3 million therefrom, which were net of $0.8 million in commissions paid to Cowen and other offering expenses.

During the year ended December 31, 2024, the Company sold 1,889,597 shares of common stock under the 2021 Sales Agreement at a weighted-average price of $9.73 per share. The Company received $17.9 million in proceeds therefrom, which were net of $0.5 million in commissions paid to Cowen and other offering expenses.

In August 2024, the 2021 Sales Agreement was terminated by mutual agreement between the Company and Cowen. Separately, the Company entered into a new sales agreement (the "2024 Sales Agreement") with TD Securities (USA) LLC ("TD Securities"), pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $250.0 million from time to time in "at-the-market" offerings through TD Securities, as the Company’s sales agent.

During the year ended December 31, 2024, there were no sales of common stock under the 2024 Sales Agreement.

Private Placement

In January 2024, the Company entered into a securities purchase agreement with Nextech Crossover I SCP for the private placement of 2,500,000 shares of common stock at $12.00 per share (the "Private Placement"). The Company received $29.8 million in proceeds from the Private Placement, which was net of $0.2 million in offering expenses.

Follow-On Offerings

In September 2022, the Company completed a public offering of 11,320,755 shares of common stock at an offering price of $26.50 per share. The Company received proceeds of $284.7 million, which was net of $15.3 million in underwriting discounts and other expenses.

In September 2024, the Company completed a public offering of 32,857,143 shares of common stock at an offering price of $7.00 per share. The Company received proceeds of $218.2 million, which was net of $11.8 million in underwriting discounts and other expenses.

8. Stock Compensation

In 2016, the Company adopted the 2016 Stock Option and Grant Plan (the "2016 Stock Plan"). Subsequent to July 2020, no further awards have been granted under the 2016 Stock Plan and all equity-based awards have been and will continue to be granted under the 2020 Stock Option and Incentive Plan (the "2020 Stock Plan"). To the extent outstanding options granted under the 2016 Stock Plan are cancelled, forfeited, or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the 2016 Stock Plan, the number of shares underlying such awards will be available for future grant under the 2020 Stock Plan.

In 2020, the Company’s stockholders approved the 2020 Stock Plan. All of the Company’s employees, officers, directors, and consultants are eligible to be granted options, restricted stock units, and other stock-based awards under the terms of the 2020 Stock Plan, which originally provided for the issuance of up to 8,376,080 of stock-based awards. The 2020 Stock Plan is also subject to annual increases to be added on the first day of each fiscal year, commencing on January 1, 2021, equal to 5% of the number of outstanding shares on the immediately preceding December 31 or such lesser number of shares approved by the Company’s board of directors or compensation committee of the board of directors. On January 1, 2024, the number of shares available for issuance under the 2020 Stock Plan was increased by 6,372,620 shares of common stock. There were 9,417,226 stock-based awards available for issuance at December 31, 2024 under the 2020 Stock Plan.

In 2020, the Company adopted an Employee Stock Purchase Plan ("ESPP") that permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of the Company’s common stock, through after-tax payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable six-month offering period, whichever is lower. Purchase dates under the ESPP occur on or about June 30 and December 31 each year. The Company’s stockholders originally authorized 1,092,532 shares for issuance pursuant to the ESPP, which is subject to annual increases to be added on the first day of each fiscal year, commencing on January 1, 2021, equal to the lesser of 2,185,064 shares of the Company’s common stock, 1% of the number of outstanding shares on the immediately preceding December 31, or an amount determined by the Company’s board of directors. On January 1, 2024, the number of shares available for issuance under the ESPP was increased by 1,274,524 shares of common stock. There were 4,844,950 shares available for issuance at December 31, 2024 under the ESPP.

In connection with all stock-based payments, total stock compensation expense recognized was as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Research and development expenses	$51,622	$48,351	$30,671
General and administrative expenses	42,517	37,680	25,467
	$94,139	$86,031	$56,138

Time-Based Stock Options

The Company has historically granted stock options to employees, directors, and consultants with vesting subject to continued service over time. Accordingly, stock compensation expense for such awards is recognized using a straight-line attribution model over the vesting term.

The following table summarizes activity for time-based stock options for the year ended December 31, 2024:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	12,391,815	$18.56	7.58	$18,907
Granted	1,249,240	6.90
Exercised	(551,334)	4.42
Cancelled	(1,491,377)	22.69
Outstanding at December 31, 2024	11,598,344	$17.44	6.93	$—
Vested at December 31, 2024	7,856,919	$18.08	6.28	$—
Unvested at December 31, 2024	3,741,425	$16.11	8.30	$—

The total intrinsic value of time-based stock options exercised was $6.7 million, $4.4 million, and $15.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The fair value of each time-based stock option granted is estimated on the grant date using the Black-Scholes option pricing model, pursuant to which the weighted-average grant date fair values were $4.87, $12.83, and $13.67 during the years ended December 31, 2024, 2023, and 2022, respectively. The following table summarizes the assumptions used in calculating the fair value of the time-based stock options granted.

	Year Ended December 31,
	2024	2023	2022
Expected term (in years)	6.25	6.25	6.25
Risk-free interest rate	3.5% to 4.7%	3.3% to 5.0%	1.6% to 4.2%
Expected volatility	75.8% to 78.9%	74.1% to 79.8%	72.7% to 76.2%
Expected dividend yield	0.0%	0.0%	0.0%

The Company uses the simplified method to calculate the expected term, as it does not have sufficient historical exercise data as a public company to provide a reasonable basis upon which to estimate the expected term for time-based stock options granted. The expected term is applied to the group of time-based stock option grants as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior amongst the Company’s employees, directors, and consultants. The risk-free interest rate is based on a U.S. treasury instrument, whose term is consistent with the expected term of the time-based stock options. The Company’s assumption for volatility is based on historical volatility of (a) the Company's stock price on the Nasdaq Global Market and (b) a group of peer companies with similar characteristics to the Company and who have similar risk profiles and positions within the industry. The Company has not historically issued dividends and, therefore, estimates none in calculating the grant date fair value of time-based stock options.

As of December 31, 2024, the total unrecognized stock compensation related to unvested time-based stock options was $34.4 million, which the Company expects to recognize over a weighted-average period of approximately 1.03 years.

Performance-Based Stock Options

In prior years, the Company granted options to certain employees with vesting subject to achievement of certain performance conditions, as well as continued service over time. Specifically, commencement of vesting was contingent on achievement of various goals over specified periods, subject to approval by either the Company’s Board of Directors or President and Chief Executive Officer.

For the performance-based stock options, the Company applied variable accounting until the performance criteria were determined to be achieved, at which time vesting commenced over contractual service periods. Furthermore, because (a) the awards were authorized prior to the accounting grant date pursuant to ASC Topic 718, Stock Compensation ("ASC 718"), (b) the recipients were providing service prior to the accounting grant date, and (c) there were performance conditions that, if not met by the accounting grant date, would have resulted in the forfeiture of the award, the service inception dates preceded the accounting grant dates. Ultimately, the stock compensation expense for the options was determined based on the fair value of the awards on the accounting grant dates, which was then recognized using an accelerated attribution model over the vesting term commencing upon the actual or expected accounting grant dates.

For the performance-based stock options granted in prior years, all performance conditions were resolved in prior years and the grant dates were set prior to December 31, 2024.

The following table summarizes activity for performance-based stock options for the year ended December 31, 2024:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,705,951	$5.42	6.18	$9,808
Exercised	(66,236)	5.22
Cancelled	(83,031)	7.80
Outstanding at December 31, 2024	1,556,684	$5.30	5.17	$—
Vested at December 31, 2024	1,556,684	$5.30	5.17	$—
Unvested at December 31, 2024	—	$—	—	$—

The total intrinsic value of performance-based stock options exercised was $0.1 million, $0.3 million, and $0.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The fair value of each performance-based stock option granted in prior years was estimated on the accounting grant date, or at the end of each reporting period if variable accounting was applied, using the Black-Scholes option-pricing model. There were no performance-based stock options granted during the years ended December 31, 2024, 2023, and 2022.

As of December 31, 2024, the total unrecognized stock compensation related to unvested performance-based stock options was $0 million.

Time-Based RSUs

The Company has historically granted RSUs to employees, directors, and consultants with vesting subject to continued service over time. Accordingly, stock compensation expense for such awards is recognized using a straight-line attribution model over the vesting term. The fair value of each time-based RSU is based on the closing price of the Company’s common stock on the date of grant.

The following table summarizes activity for time-based RSUs for the year ended December 31, 2024:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	2,992,247	$19.14
Granted	6,294,890	10.67
Vested	(2,125,326)	15.46
Cancelled	(1,353,152)	14.28
Unvested at December 31, 2024	5,808,659	12.44

The fair value of time-based RSUs vested during the year ended December 31, 2024 was $15.2 million.

As of December 31, 2024, the total unrecognized compensation related to unvested time-based RSUs granted was $51.5 million, which the Company expects to recognize over a weighted-average period of approximately 0.84 years.

Performance-Based RSUs

Besides the 2023 Market Based Awards summarized below, the Company had only granted time-based RSUs to employees, directors, and consultants, as summarized above, prior to the year ended December 31, 2024. During the year ended December 31, 2024, the Company granted RSUs to certain employees with vesting subject to achievement of certain performance conditions, as well as continued service over time. Specifically, commencement of vesting is contingent on achievement of various goals over specified periods, subject to approval by either the Company's Board of Directors or Compensation Committee of the Board of Directors.

For the performance-based RSUs, the Company applies variable accounting until the performance criteria are determined to be achieved, at which time vesting commences over contractual service periods. Furthermore, because (a) the awards are authorized prior to the accounting grant date pursuant to ASC 718, (b) the recipients are providing service prior to the accounting grant date, and (c) there are performance conditions that, if not met by the accounting grant date, would result in the forfeiture of the award, the service inception dates precede the accounting grant dates. Ultimately, the stock compensation expense for the RSUs are determined based on the fair value of the awards on the accounting grant dates, which are then recognized using an accelerated attribution model over the vesting term commencing upon the actual or expected accounting grant dates.

For the performance-based RSUs granted during the year ended December 31, 2024, the performance conditions are only expected to be resolved in future periods and, therefore, the accounting grant dates were not set as of December 31, 2024.

The following table summarizes activity for performance-based RSUs for the year ended December 31, 2024:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	—	$—
Granted	1,777,985	10.86
Cancelled	(131,980)	6.24
Unvested at December 31, 2024	1,646,005	4.12

The fair values for "Granted" in the table above were calculated using the Company's closing stock prices on the grant dates.

The fair values for "Cancelled" in the table above were calculated using the Company's closing stock prices on the cancellation dates.

The fair values for "Unvested" in the table above were calculated using the Company's closing stock price on December 31, 2024.

As of December 31, 2024, the total unrecognized compensation related to unvested performance-based RSUs granted was $1.7 million, which the Company expects to recognize over a weighted-average period of approximately 0.46 years.

Market-Based Awards

During the year ended December 31, 2023, the Company granted 1,512,820 stock options and 405,770 RSUs to certain employees, with vesting over three years of continued service and contingent upon achievement of certain market conditions ("2023 Market-Based Awards"). The Company measured the fair value of the 2023 Market-Based Awards on the grant date using a Monte Carlo Simulation, incorporating various option pricing inputs. Ultimately, the fair value of the 2023 Market-Based Awards was estimated as $12.53 per share for the stock options and $16.11 per share for the RSUs, yielding a total of $25.5 million. The total compensation expense, or $25.5 million, is being recognized pursuant to the accelerated attribution method over the requisite service period of three years, regardless of whether the market conditions have been achieved. The impact of forfeitures, if any, will be recognized upon occurrence.

There were no other grants of similar awards during the years ended December 31, 2024 and 2022.

As of December 31, 2024, the market conditions underlying the 2023 Market-Based Awards had not been achieved and, therefore, none had vested. In connection therewith, none of the options were exercised and none of the RSUs were released through December 31, 2024. During the year ended December 31, 2024, 97,630 options and 48,815 RSUs from the Market-Based Awards were cancelled.

As of December 31, 2024, the total unrecognized compensation related to unvested market-based awards granted was $2.1 million, which the Company expects to recognize over a period of 1.07 years.

Employee Stock Purchase Plan

The following table summarizes activity under the Company's ESPP during the years ended December 31, 2024, 2023, and 2022, including (a) after-tax contributions from employees, (b) shares purchased, and (c) weighted-average assumptions used in the Black-Scholes option pricing model to estimate the fair value of the option component of the shares purchased.

	Year Ended December 31,
	2024	2023	2022
After-tax contributions (in thousands)	$1,479	$2,486	$1,686
Shares of common stock purchased	303,670	244,125	123,019
Expected term (in years)	0.50	0.50	0.50
Risk-free interest rate	5.3%	5.1%	1.0%
Expected volatility	65.1%	86.8%	74.4%
Expected dividend yield	0.0%	0.0%	0.0%

As of December 31, 2024, there was no unrecognized stock compensation expense related to ESPP, since the purchase for the offering period between July 1, 2024 and December 31, 2024 was transacted on December 31, 2024.

9. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except share and per share data)
Net loss	$(337,708)	$(341,973)	$(290,509)
Net loss per share, basic and diluted	$(2.36)	$(2.79)	$(2.59)
Weighted average shares of common stock, basic and diluted	142,867,844	122,576,527	112,233,649

For the years ended December 31, 2024, 2023, and 2022, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. In computing diluted net loss per share for the years ended December 31, 2024, 2023, and 2022, the Company excluded the following potentially dilutive securities, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period.

	Year Ended December 31,
	2024	2023	2022
Options outstanding to purchase common stock	14,570,218	15,610,586	11,050,735
Unvested and outstanding restricted stock units	7,811,619	3,398,017	1,566,760
Common stock issued upon milestone achievement	—	1,535,404	201,569
	22,381,837	20,544,007	12,819,064

The amounts included in the table above for options and RSUs are presented based on amounts outstanding at each period end.

The amounts included in the table above for common stock issued upon milestone achievement are presented based on the weighted-average anti-dilutive effect from shares issued in connection with Contingent Milestone Payments in each of the periods presented.

10. Collaboration and License Agreements

Genentech, Inc.

In December 2020, the Company and Genentech, Inc. ("Genentech") entered into the Collaboration and License Agreement (as amended from time to time, the "Genentech Agreement"), which granted Genentech a license to develop and commercialize migoprotafib (GDC-1971, formerly known as RLY-1971).

Effective as of January 7, 2025 (the "Termination Date"), Genentech elected to terminate the Genetech Agreement without cause. As a result of the termination of the Genentech Agreement, the Company is not entitled to receive any further milestones or other payments due after the Termination Date. The parties ceased to have any development or commercialization obligations after the Termination Date and the licenses the Company granted to Genentech pursuant to the Genentech Agreement ceased to be in effect as of the Termination Date.

As of December 31, 2024, consideration under the Genentech Agreement totaled $121.8 million, which included $10.0 million paid to the Company in connection with a milestone achieved during the year ended December 31, 2024.

Accounting Analysis

1.
Identification of the Contract

The Company concluded Genentech was a customer and, as such, the Genentech Agreement was within the scope of ASC 606.

2.
Identification of Performance Obligations

At commencement of the Genentech Agreement, the Company identified the following performance obligations:

•
License to develop and commercialize migoprotafib and the related know-how;
•
Research and development services to complete the Phase 1a Trial for migoprotafib; and
•
Transfer of active pharmaceutical ingredient and other materials related to migoprotafib.
3.
Determination of Transaction Price

As of December 31, 2024, the transaction price for the Genentech Agreement was $121.8 million, which included non-refundable payments and milestones paid. In connection therewith, certain milestone payments and royalties were excluded from the transaction price as of December 31, 2024, because such payments were variable consideration fully constrained. As part of management’s evaluation of the constraint, the Company considered numerous factors, including consideration of the fact that achievement of the milestones is outside of the Company’s control, contingent upon Genentech’s efforts, the receipt of regulatory approval, and subject to scientific risks of success.

4.
Allocation of Transaction Price to Performance Obligations

The Company allocated the transaction price of $121.8 million to each performance obligation based on estimates of their stand-alone selling prices ("SSP"). The SSP for the license was determined using an approach that considered discounted, probability-weighted cash flows related to the license transferred. The Company also reviewed comparable market transactions in determining the SSP of the license. The SSP for the research and development services and the transfer of active pharmaceutical ingredient were based on estimates of the associated effort and cost of such services, as well as the cost to manufacture the active pharmaceutical ingredient, adjusted for a reasonable profit margin expected to be realized under similar contracts.

5.
Recognition of Revenue

The Company recognized revenue for each of the performance obligations as follows.

•
Upon execution of the Genentech Agreement in 2020, the license and related know-how were transferred. Therefore, the full amount allocated to the license and related know-how at such time was recognized immediately in 2020. As the transaction price has been updated through December 31, 2024, any changes to the amount allocated to the performance obligation have also been recognized immediately. Revenue recognized related to the performance obligation during the years ended December 31, 2024, 2023, and 2022 was $9.6 million, $24.0 million, and $0.3 million, respectively.

•
The performance obligation for research and development services consisted of the Company completing the Phase 1a clinical trial initiated in 2020. The Company fully satisfied the performance obligation during the year ended December 31, 2023, recognizing revenue over time using a cost-based input method by calculating actual costs incurred through each period end in comparison to the total estimated costs expected to be incurred. As the transaction price has been updated through December 31, 2024, any changes to the amount allocated to the performance obligation has also been recognized consistent with the model noted. Revenue recognized related to the performance obligation during the years ended December 31, 2024, 2023, and 2022 was $0.3 million, $1.4 million, and $0.7 million, respectively.
•
The amount of the transaction price originally allocated to the performance obligation for active pharmaceutical ingredient was recognized in full upon transfer of such material to Genentech in 2021. As the transaction price has been updated through December 31, 2024, any changes to the amount allocated to the performance obligation have also been recognized immediately. Revenue recognized related to the performance obligation during the years ended December 31, 2024, 2023, and 2022 was $0.1 million, $0.1 million, and $0.1 million, respectively.

Elevar Therapeutics, Inc.

In December 2024, the Company and Elevar Therapeutics, Inc. ("Elevar") entered into the Exclusive License Agreement ("Elevar Agreement"), pursuant to which Elevar was granted exclusive global development and commercialization rights for lirafugratinib (RLY-4008), the Company's selective oral small molecule inhibitor of fibroblast growth factor receptor 2 ("FGFR2"). Upon execution of the Elevar Agreement, Elevar is responsible for all further development activities and global commercialization for lirafugratinib in FGFR2-driven cholangiocarcinoma and FGFR2-altered other solid tumors.

As of December 31, 2024, consideration under the Elevar Agreement totaled $7.7 million, which included $5.0 million paid in upfront consideration and $2.7 million paid for the transfer of active pharmaceutical ingredient and other materials. The Company is also eligible to receive up to $495.0 million in regulatory and commercial milestone payments, as well as tiered royalties.

Accounting Analysis

1.
Identification of the Contract

The Company concluded Elevar was a customer and, as such, the Elevar Agreement was within the scope of ASC 606.

2.
Identification of Performance Obligations

At commencement of the Elevar Agreement, the Company identified the following performance obligations:

•
License to develop and commercialize lirafugratinib and the related know-how; and
•
Transfer of active pharmaceutical ingredient and other materials related to lirafugratinib.
3.
Determination of Transaction Price

As of December 31, 2024, the transaction price for the Elevar Agreement was $7.7 million, which included the payments noted above. In connection therewith, certain milestone payments and royalties were excluded from the transaction price as of December 31, 2024, because such payments were variable consideration fully constrained. As part of management’s evaluation of the constraint, the Company considered numerous factors, including consideration of the fact that achievement of the milestones is outside of the Company’s control, contingent upon Elevar's efforts, the receipt of regulatory approval, and subject to scientific risks of success.

4.
Allocation of Transaction Price to Performance Obligations

The Company allocated the transaction price of $7.7 million to each performance obligation based on estimates of their stand-alone selling prices ("SSP"). However, the estimates had no impact on the Company's consolidated financial statements as of December 31, 2024, since no revenue was recognized through December 31, 2024, as noted below.

5.
Recognition of Revenue

The Company expects to recognize revenue for each of the performance obligations as follows.

•
As of December 31, 2024, the Company had not completed transfer of the license to develop and commercialize lirafugratinib and the related know-how. Therefore, no amounts were recognized as revenue for the performance obligation through December 31, 2024.

•
As of December 31, 2024, the Company had not completed transfer of the active pharmaceutical ingredient and other materials related to lirafugratinib. Therefore, no amounts were recognized as revenue for the performance obligation through December 31, 2024.

As of December 31, 2024, the total consideration paid under the Elevar Agreement of $7.7 million was recorded as deferred revenue within current liabilities on the Company's consolidated balance sheets. The Company expects to recognize the amount noted as license and other revenue upon completion of the performance obligations.

11. Commitments and Contingencies

Intellectual Property License

The Company has a Collaboration and License Agreement with D. E. Shaw Research, LLC ("D. E. Shaw Research"). The contract provides the parties will jointly conduct research efforts with the goal of identifying and developing product candidates. The original term of the contract was three years and required the Company to pay an annual fee of $1.0 million. On June 15, 2020, the Company and D. E. Shaw Research agreed to amend the Collaboration and License Agreement and increase the annual fee from $1.0 million to $9.9 million (the "DESRES Agreement"). The DESRES Agreement also extended the initial research term of the agreement to August 16, 2025, continuing thereafter on a target-by-target basis until all payment obligations have expired.

The Company is obligated to pay development milestone payments under the terms of the DESRES Agreement up to $7.3 million per target, plus sales milestones and royalties, upon the achievement of certain specified contingent events. Such payments for achievement of development and regulatory milestones total up to $7.3 million in the aggregate for each of the first three products the Company develops and up to $6.3 million, in the aggregate, for each product the Company develops thereafter. The Company assessed the milestone events and royalties under the DESRES Agreement as of December 31, 2024 and 2023, concluding no such payments were due.

For the years ended December 31, 2024, 2023, and 2022, the Company recorded research and development expenses of $9.7 million, $9.5 million, and $9.4 million, respectively, under the DESRES Agreement on its consolidated statements of operations.

As of December 31, 2024 and 2023, the Company had prepaid balances of $5.9 million and $5.4 million, respectively, under the DESRES Agreement on its consolidated balance sheets.

As of December 31, 2024 and 2023, the Company had accrued expense and accounts payable balances of $0.1 million and $0, respectively, under the DESRES Agreement on its consolidated balance sheets.

Other Research Arrangements

The Company has certain other research and license arrangements and other collaborations with third parties, which provide the Company with specified research and/or development services.

12. Operating Leases

399 Binney Street

In December 2017, the Company entered into an operating lease agreement for 44,336 square feet of office and laboratory space at 399 Binney Street, Cambridge, Massachusetts, which was increased to 44,807 square feet in January 2018. The Company gained control of the leased space in January 2019 and, accordingly, recorded an operating lease right-of-use asset and liability at such time. The operating lease expires in April 2029, subject to certain renewal options, which have not been included in the Company’s operating lease right-of-use asset and liability, as the Company is not reasonably certain to exercise such options as of December 31, 2024.

In September 2020, the Company entered into an amendment to its operating lease agreement to expand the leased space by 1,824 square feet of office space at 399 Binney Street, Cambridge, Massachusetts. The amendment to the operating lease agreement met the criteria to be accounted for as a separate operating lease. The Company gained control of the leased space in October 2020 and, accordingly, recorded an operating lease right-of-use asset and liability at such time. The operating lease right-of-use asset and lease liability recorded in connection with the amendment were not material. The amended operating lease expires in April 2029, subject to certain renewal options, which have not been included in the Company’s operating lease right-of-use asset and liability, as the Company is not reasonably certain to exercise such options as of December 31, 2024.

As discussed in Note 2, Significant Accounting Policies, the Company provided a letter of credit in the amount of $0.9 million with a financial institution, which expires commensurate with the lease in April 2029.

The following table summarizes the presentation of amounts recorded on the Company’s consolidated balance sheets for the operating lease at 399 Binney Street as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Assets:
Operating lease assets	$14,270	$16,670
Liabilities:
Operating lease liabilities	$2,943	$2,535
Operating lease liabilities, net of current portion	13,408	16,352
Total operating lease liabilities	$16,351	$18,887

The following table summarizes the effect of lease costs for the Company's operating lease at 399 Binney Street on the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Research and development expenses	$3,648	$3,631	$3,350
General and administrative expenses	595	614	893
	$4,243	$4,245	$4,243

The Company made cash payments of $4.4 million, $4.3 million, and $4.1 million under the operating lease agreement for 399 Binney Street during the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, the minimum lease payments for the Company’s operating lease at 399 Binney Street for the next five years and thereafter are expected to be as follows:

Year Ending December 31,	Amount (in thousands)
2025	4,503
2026	4,634
2027	4,768
2028	4,906
2029	1,651
Thereafter	—
Total lease payments	20,462
Less: interest	(4,111)
Present value of operating lease liabilities	$16,351

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating lease at 399 Binney Street were 4.33 years and 10.4%, respectively, at December 31, 2024.

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

As discussed in Note 2, Significant Accounting Policies, the Company provided a letter of credit in the amount of $1.2 million with a financial institution, which expires commensurate with the lease in June 2032.

The following table summarizes the presentation of amounts recorded on the Company’s consolidated balance sheets for the operating lease at 60 Hampshire Street as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Assets:
Operating lease assets	$37,492	$41,299
Liabilities:
Current operating lease liabilities	$2,784	$2,429
Operating lease liabilities, net of current portion	29,367	32,150
Total operating lease liabilities	$32,151	$34,579

The following table summarizes the effect of lease costs for the Company's operating lease at 60 Hampshire Street on the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Research and development expenses	$5,851	$5,549	$2,675
General and administrative expenses	955	938	564
	$6,806	$6,487	$3,239

The Company made cash payments of $5.1 million, $5.0 million, and $11.5 million under the operating lease agreement for 60 Hampshire Street during the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, the minimum lease payments for the Company’s operating lease at 60 Hampshire Street for the next five years and thereafter are expected to be as follows:

Year Ending December 31,	Amount (in thousands)
2025	5,257
2026	5,409
2027	5,565
2028	5,726
2029	5,892
Thereafter	15,466
Total lease payments	43,315
Less: interest	(11,164)
Present value of operating lease liabilities	$32,151

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating lease at 60 Hampshire Street were 7.50 years and 8.0%, respectively, at December 31, 2024.

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating lease at 60 Hampshire Street were 8.50 years and 8.0%, respectively, at December 31, 2023.

13. Income Taxes

During the years ended December 31, 2024, 2023, and 2022, the Company recorded no income tax benefits due to losses incurred and the uncertainty of future taxable income.

A reconciliation of the expected income tax (benefit) computed using the U.S. Federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2024, 2023, and 2022:

	December 31,
	2024	2023	2022
Income tax computed at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	11.6%	(3.7)%	6.5%
Change in valuation allowance	(39.1)%	(20.3)%	(30.2)%
R&D credit carryovers	12.7%	4.5%	4.2%
Stock compensation	(6.7)%	(1.7)%	(2.1)%
Permanent differences	0.5%	0.2%	0.6%
Total	0.0%	0.0%	0.0%

The Company’s deferred tax assets and liabilities at December 31, 2024 and 2023, consist of the following:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating losses	$166,311	$141,453
Tax credit carryforwards	88,707	45,969
Capitalized R&D	154,424	90,273
Lease liability	14,820	12,914
Stock compensation	16,892	19,448
Intangibles	1,341	1,261
Depreciation and amortization	967	505
Other	2,346	263
Total gross deferred tax assets	445,808	312,086
Valuation allowance	(431,929)	(299,829)
Net deferred tax assets	13,879	12,257
Deferred tax liabilities
Operating lease assets	(13,879)	(12,257)
Total deferred tax liabilities	(13,879)	(12,257)
	$—	$—

The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 2024 and 2023, the Company had federal NOL carryforwards of $596.3 million and $498.0 million, respectively, available to reduce federal taxable income, of which $43.1 million begin to expire in 2035 and $553.2 million do not expire. The Company also has state NOL carryforwards of $625.2 million and $559.7 million as of December 31, 2024 and 2023, respectively, available to reduce state taxable income, which begin to expire in 2035.

As of December 31, 2024 and 2023, the Company also had available federal research and development tax credit carryforwards of $47.5 million and $38.9 million, respectively, available to reduce federal tax liabilities, which begin to expire in 2035.

As of December 31, 2024 and 2023, the Company also had available state research and development tax credit carryforwards of $27.0 million and $8.5 million, respectively, available to reduce state tax liabilities, which being to expire in 2030.

As of December 31, 2024 and 2023, the Company also had available federal orphan drug tax credit carryforwards of $19.5 million and $0, respectively, available to reduce federal tax liabilities, which begin to expire in 2042.

Utilization of NOL and research and development credit carryforwards may generally be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 ("Sections 382 and 383") due to ownership changes that have occurred previously or could occur in the future. Such ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset any post-ownership change in taxable income and tax, respectively. The most recent Section 382 study was performed by the Company up to December 31, 2024, through which it was noted that a historic ownership change has likely occurred. Nonetheless, the Company has concluded that, as of December 31, 2024, the prospective utilization of NOL and research and development credit carryforwards from inception through December 31, 2024 (and, therefore, the corresponding federal and state deferred tax assets) should not be restricted by Sections 382 and 383, although ownership changes after December 31, 2024 could impact the Company’s ability to utilize such tax attributes in the future.

The Company recorded a valuation allowance against its deferred tax assets for the years ended December 31, 2024 and 2023, because the Company’s management believes it is more likely than not that such assets will not be realized. The valuation allowance increased by approximately $132.1 million and $69.3 million for the years ended December 31, 2024 and 2023, respectively, primarily as a result of operating losses generated with no corresponding financial statement benefit.

The Company had no unrecognized tax benefits as of December 31, 2024 and 2023.

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

In 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law. The CARES Act lifts certain deduction limitations originally imposed by the 2017 Tax Act. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019, or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any adjustments to the Company’s income tax provision for the years ended December 31, 2024, 2023, and 2022, or to the Company’s net deferred tax assets as of December 31, 2024 and 2023, since the Company has not recorded any U.S. federal or state income tax benefits for the net losses incurred in any year due to the uncertainty of realizing a benefit therefrom.

14. Employee Benefits

In 2016, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made matching contributions to the 401(k) Plan of $2.4 million, $2.6 million, and $2.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

15. Subsequent Events

In preparing the consolidated financial statements as of December 31, 2024, the Company evaluated subsequent events for recognition and measurement through the filing date of this Annual Report on Form 10-K. The Company concluded no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements, except as otherwise included in the notes above.

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

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-K (File No. 001-39385) filed on February 22, 2024).

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

10.17

Registration Rights Agreement by and between the Registrant and the stockholders of ZebiAI Therapeutics, Inc. dated April 22, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-255583) filed on April 28, 2021).

10.18

Lease Agreement between the Registrant and ARE-MA REGION NO. 58, LLC, dated as of January 10, 2018 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-239412) filed on June 24, 2020).

10.19

Second Amendment to Lease, dated as of September 23, 2020, between the Registrant and ARE-MA REGION NO. 58, LLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q (File No. 001-39385) filed on November 12, 2020).

10.20	Lease by and between the Registrant and BMR-Hampshire, LLC, dated May 26, 2021 (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 001-39385) filed on August 12, 2021).

19.1*	Registrant's Insider Trading Policy.

21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K (File No. 001-39385) filed on February 24, 2022).

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Registrant's Compensation Recovery Policy, adopted as of September 29, 2023 (incorporated by reference to Exhibit 97.1 of the Registrant’s Form 10-K (File No. 001-39385) filed on February 22, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Relay Therapeutics, Inc.

Date: February 26, 2025	By:	/s/ Sanjiv K. Patel
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

Name	Title	Date

/s/ Sanjiv K. Patel	President, Chief Executive Officer and Director	February 26, 2025
Sanjiv K. Patel, M.D.	(Principal Executive Officer)

/s/ Thomas Catinazzo	Chief Financial Officer	February 26, 2025
Thomas Catinazzo	(Principal Accounting Officer and Principal Financial Officer)

/s/ Alexis Borisy	Director	February 26, 2025
Alexis Borisy

/s/ Linda A. Hill	Director	February 26, 2025
Linda A. Hill, Ph.D.

/s/ Douglas S. Ingram	Director	February 26, 2025
Douglas S. Ingram

/s/ Sekar Kathiresan	Director	February 26, 2025
Sekar Kathiresan, M.D.

/s/ Mark Murcko	Director	February 26, 2025
Mark Murcko, Ph.D.

/s/ Jami Rubin	Director	February 26, 2025
Jami Rubin

/s/ Laura Shawver	Director	February 26, 2025
Laura Shawver, Ph.D.