Form 10-Q
period 2025-03-31
Relay Therapeutics, Inc.
filed 2025-05-05
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 171,444,966 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$93,542	$124,287
Investments	616,813	657,036
Prepaid expenses	21,952	17,348
Other current assets	7,352	10,533
Total current assets	739,659	809,204
Property and equipment, net	5,148	5,911
Operating lease assets	50,136	51,762
Restricted cash	2,119	2,119
Intangible asset	2,300	2,300
Total assets	$799,362	$871,296
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,450	$14,097
Accrued expenses	20,990	21,236
Operating lease liabilities	5,930	5,727
Deferred revenue	—	7,679
Other current liabilities	1,682	1,990
Total current liabilities	37,052	50,729
Operating lease liabilities, net of current portion	41,229	42,775
Total liabilities	78,281	93,504
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of March 31, 2025, and December 31, 2024; 170,483,872 and 167,755,715 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	168	168
Additional paid-in capital	2,536,230	2,516,905
Accumulated other comprehensive gain (loss)	38	(991)
Accumulated deficit	(1,815,355)	(1,738,290)
Total stockholders’ equity	721,081	777,792
Total liabilities and stockholders’ equity	$799,362	$871,296

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
License and other revenue	$7,679	$10,007
Total revenue	7,679	10,007
Operating expenses:
Research and development expenses	$73,809	$82,403
Change in fair value of contingent consideration liability	—	(1,832)
General and administrative expenses	18,739	19,799
Total operating expenses	92,548	100,370
Loss from operations	(84,869)	(90,363)
Other income:
Interest income	7,813	8,951
Other (expense) income	(9)	25
Total other income, net	7,804	8,976
Net loss	$(77,065)	$(81,387)
Net loss per share, basic and diluted	$(0.46)	$(0.62)
Weighted average shares of common stock, basic and diluted	169,233,155	130,843,013
Other comprehensive income (loss):
Unrealized holding gain (loss)	1,029	(962)
Total other comprehensive income	1,029	(962)
Total comprehensive loss	$(76,036)	$(82,349)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2024	167,755,715	$168	$2,516,905	$(991)	$(1,738,290)	$777,792
Vesting of restricted stock units	2,728,157	—	—	—	—	—
Stock compensation expense	—	—	19,325	—	—	19,325
Unrealized gain on investments	—	—	—	1,029	—	1,029
Net loss	—	—	—	—	(77,065)	(77,065)
Balances at March 31, 2025	170,483,872	$168	$2,536,230	$38	$(1,815,355)	$721,081

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2023	127,462,409	$127	$2,152,654	$(196)	$(1,400,582)	$752,003
Issuance of common stock through Private Placement, net	2,500,000	3	29,800	—	—	29,803
Issuance of common stock via at-the-market offerings, net	1,889,597	2	17,930	—	—	17,932
Issuance of common stock through exercise of stock options	236,367	—	1,187	—	—	1,187
Vesting of restricted stock units	212,478	—	—	—	—	—
Stock compensation expense	—	—	27,188	—	—	27,188
Unrealized loss on investments	—	—	—	(962)	—	(962)
Net loss	—	—	—	—	(81,387)	(81,387)
Balances at March 31, 2024	132,300,851	$132	$2,228,759	$(1,158)	$(1,481,969)	$745,764

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(77,065)	$(81,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,208	1,395
Stock compensation expense	19,325	27,188
Net amortization of premiums and discounts on investments	(1,597)	(3,665)
Change in fair value of contingent consideration liability	—	(1,832)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(3,931)	(475)
Operating lease assets and liabilities, net	283	350
Accounts payable and accrued expenses	(3,446)	7,645
Deferred revenue	(7,679)	—
Other liabilities	(308)	458
Net cash used in operating activities	(73,210)	(50,323)
Cash flows from investing activities:
Purchases of property and equipment	(384)	(1,780)
Purchases of investments	(21,971)	(190,784)
Proceeds from maturities and sales of investments	64,820	203,095
Net cash provided by investing activities	42,465	10,531
Cash flows from financing activities:
Proceeds from issuance of common stock through Private Placement, net	—	29,803
Proceeds from issuance of common stock via at-the-market offerings, net	—	17,932
Proceeds from issuance of common stock upon exercise of stock options	—	1,187
Net cash provided by financing activities	—	48,922
Net (decrease) increase in cash, cash equivalents, and restricted cash	(30,745)	9,130
Cash, cash equivalents, and restricted cash at beginning of period	126,406	146,443
Cash, cash equivalents, and restricted cash at end of period	$95,661	$155,573
Supplemental disclosure of non-cash activities:
Periodic change in additions of property and equipment within current liabilities	$61	$(1,411)
Periodic change in costs to obtain license agreement within current liabilities	$(2,508)	$—

Reconciliation of Cash, Cash Equivalents, and Restricted Cash from Balance Sheets to Statement of Cash Flows

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$93,542	$152,866
Restricted cash	2,119	2,707
Cash, cash equivalents, and restricted cash per statements of cash flows	$95,661	$155,573

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the "Company") was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage, precision medicine company transforming the drug discovery process by combining leading-edge computational and experimental technologies with the goal of bringing life-changing therapies to patients. As the Company believes it is among the first of a new breed of biotech created at the intersection of complementary techniques and technologies, the Company aims to push the boundaries of what’s possible in drug discovery. The Company’s Dynamo® platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable or inadequately addressed. The Company’s initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications. The Company’s lead product candidate, RLY-2608, is in clinical development. The Company is also progressing its NRAS-selective inhibitor, RLY-8161, to address NRAS-mutated solid tumors, as well as its non-inhibitory chaperone for Fabry disease. The Company also has one active early-stage discovery program.

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

The Company has incurred net operating losses since inception and had an accumulated deficit of $1.8 billion as of March 31, 2025. The Company expects that its existing cash, cash equivalents, and investments as of March 31, 2025 will enable it to fund its planned operating expenses and capital expenditures for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2025, the condensed consolidated results of its operations for the three months ended March 31, 2025 and 2024, and condensed consolidated cash flows for the three months ended March 31, 2025 and 2024. The condensed consolidated financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are unaudited. The condensed consolidated results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the fair value of contingent milestone payments in connection with the acquisition of ZebiAI Therapeutics, Inc. ("ZebiAI") in 2021, the determination of the transaction price and standalone selling price of performance obligations under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), the accrual of research and development expenses, the valuation of equity instruments, and the incremental borrowing rate for determining operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, the objective of which is to provide enhancements to annual income tax disclosures. In particular, the standard will require more detailed information in the income tax rate reconciliation, as well as the disclosure of income taxes paid disaggregated by jurisdiction, among other enhancements. ASU 2023-09 is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of the standard on the presentation of its condensed consolidated financial statements and footnotes.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), the objective of which is to improve disclosures around an entity's expenses. In particular, the standard will require disclosure of additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. ASU 2024-03 is effective for years beginning after December 15, 2026, as well as for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the standard on the presentation of its condensed consolidated financial statements and footnotes.

3. Segment Information

The Company’s chief operating decision maker (the "CODM") is the President and Chief Executive Officer and the Company views its operations as one segment, which is using innovative experimental and computational approaches on protein motion for making medicines to drug protein targets that have previously been intractable or inadequately addressed. The factors used in determining the Company’s segments include the nature of the Company’s operating activities, the organizational and reporting structure, and the type of information provided to and reviewed by the Company’s CODM to allocate resources and evaluate financial performance.

The measure of segment assets is reported on the Company’s condensed consolidated balance sheets as total condensed consolidated assets. The Company only operates in the United States and all tangible assets, consisting of property and equipment and operating lease right-of-use assets, are held in the United States.

The Company’s CODM uses condensed consolidated net loss to evaluate the Company’s expenditures and monitor budget-to-actual results. In connection therewith, the review of budget-to-actual results is used in assessing performance of the Company’s one operating segment, as well as in establishing resource allocations across the Company.

The following tables illustrates information about segment revenue, significant segment expenses, and segment net loss.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
License and other revenue	$7,679	$10,007
Less:
Research and development expenses
External costs for programs in clinical trials	$23,673	$24,344
External costs for platform technologies and preclinical programs	14,638	17,961
Employee related expenses (1)	17,011	17,834
Other expenses (2)	5,768	5,388
General and administrative expenses (3)	10,925	8,092
Other segment expenses (income)
Depreciation expense	1,208	1,395
Stock compensation expense in research and development expenses	11,689	15,668
Stock compensation expense in general and administrative expenses	7,636	11,520
Change in fair value of contingent consideration liability	—	(1,832)
Interest income	(7,813)	(8,951)
Other expense (income)	9	(25)
Segment net loss	(77,065)	(81,387)
Reconciliation to consolidated net loss:
Adjustments or reconciling items	—	—
Consolidated net loss	$(77,065)	$(81,387)

The expense categories and amounts in the table above align with the segment-level information regularly provided to the CODM.

(1) "Employee related expenses" within research and development expenses excludes stock compensation expense.

(2) "Other expenses" within research and development expenses excludes depreciation expense.

(3) "General and administrative expenses" excludes stock compensation expense and depreciation expense.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2025:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$81,643	$—	$—	$81,643
Total cash equivalents	81,643	—	—	81,643
Investments:
U.S. treasury bills	—	531,459	—	531,459
U.S. agency securities	—	85,354	—	85,354
Total investments	—	616,813	—	616,813
Total assets	$81,643	$616,813	$—	$698,456
Liabilities
Contingent Milestone Payments	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$122,128	$—	$—	$122,128
Total cash equivalents	122,128	—	—	122,128
Investments:
U.S. treasury bills	—	564,083	—	564,083
U.S. agency securities	—	92,953	—	92,953
Total investments	—	657,036	—	657,036
Total assets	$122,128	$657,036	$—	$779,164
Liabilities
Contingent Milestone Payments	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

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

The Company classified the Contingent Milestone Payments within Level 3 of the fair value hierarchy. Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"), the Company has accounted for the Contingent Milestone Payments as a liability and remeasured the fair value at each reporting period based on the probability of achieving the contingent milestones and timing. Significant judgment has been used in determining the underlying assumptions. In connection therewith, the liability was recorded at $0 on the condensed consolidated balance sheet as of March 31, 2025.

The Company has not accounted for the Contingent Earnout Payments as derivatives under ASC Topic 815, Derivatives and Hedging ("ASC 815"). As such, they were only measured at fair value as of the acquisition date and have not been re-assessed at fair value as of each reporting period end. During the year ended December 31, 2024, the contingency was resolved without the consideration becoming payable. Therefore, no amount was recorded for the Contingent Earnout Payments on the condensed consolidated balance sheet as of March 31, 2025.

The following table reconciles the change in the contingent consideration liability:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Balance at beginning of period	$—	$13,206
Change in fair value of Contingent Milestone Payments	—	(1,832)
	$—	$11,374

5. Investments

The fair value of available-for-sale investments by type of security was as follows:

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$282,375	$612	$(103)	$282,884
U.S. agency securities	38,293	73	—	38,366
Total investments with a maturity of one year or less	320,668	685	(103)	321,250

U.S. treasury bills	248,944	233	(602)	248,575
U.S. agency securities	47,163	31	(206)	46,988
Total investments with a maturity of one to two years	296,107	264	(808)	295,563
Total investments	$616,775	$949	$(911)	$616,813

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$245,208	$516	$(35)	$245,689
U.S. agency securities	51,153	123	—	51,276
Total investments with a maturity of one year or less	296,361	639	(35)	296,965

U.S. treasury bills	319,625	376	(1,607)	318,394
U.S. agency securities	42,041	14	(378)	41,677
Total investments with a maturity of one to two years	361,666	390	(1,985)	360,071
Total investments	$658,027	$1,029	$(2,020)	$657,036

The following tables summarize the Company's available-for-sale debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$199,712	$(705)	$—	$—	$199,712	$(705)
U.S. agency securities	40,696	(206)	—	—	40,696	(206)
Total	$240,408	$(911)	$—	$—	$240,408	$(911)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$258,196	$(1,642)	$—	$—	$258,196	$(1,642)
U.S. agency securities	35,455	(378)	—	—	35,455	(378)
Total	$293,651	$(2,020)	$—	$—	$293,651	$(2,020)

As summarized in the tables immediately above, the Company held 49 and 58 debt securities that were in an unrealized loss position as of March 31, 2025 and December 31, 2024, respectively. The unrealized losses at March 31, 2025 and December 31, 2024 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

6. Common Stock

Each share of common stock entitles the stockholder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of March 31, 2025, no dividends had been declared.

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

During the three months ended March 31, 2025, there were no sales of common stock under the 2024 Sales Agreement.

Private Placement

In January 2024, the Company entered into a securities purchase agreement with Nextech Crossover I SCP for the private placement of 2,500,000 shares of common stock at $12.00 per share (the "Private Placement"). The Company received $29.8 million in proceeds from the Private Placement, which were net of $0.2 million in offering expenses.

7. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share data)
Net loss	$(77,065)	$(81,387)
Net loss per share, basic and diluted	$(0.46)	$(0.62)
Weighted average shares of common stock, basic and diluted	169,233,155	130,843,013

For the three months ended March 31, 2025 and 2024, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. In computing diluted net loss per share for the three months ended March 31, 2025 and 2024, the Company excluded the following potentially dilutive securities, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period.

	Three Months Ended March 31,
	2025	2024
Options outstanding to purchase common stock	19,973,563	15,153,332
Unvested and outstanding restricted stock units	6,151,535	10,795,081
	26,125,098	25,948,413

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

Through the Termination Date, consideration under the Genentech Agreement totaled $121.8 million.

During the three months ended March 31, 2025, the Company recognized $0 of revenue from the Genentech Agreement.

During the three months ended March 31, 2024, the Company recognized $10.0 million of revenue from the Genentech Agreement.

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

As of March 31, 2025, consideration under the Elevar Agreement totaled $7.7 million, which included $5.0 million in upfront consideration and $2.7 million for the transfer of active pharmaceutical ingredient and other materials. The Company is also eligible to receive up to $495.0 million in regulatory and commercial milestone payments, as well as tiered royalties.

During the three months ended March 31, 2025, the Company recognized $7.7 million of revenue from the Elevar Agreement, as each of the Company's performance obligations thereunder were completed in the current period.

9. Commitments and Contingencies

Intellectual Property License

In August 2016, the Company and D.E. Shaw Research, LLC ("D.E. Shaw Research") entered into the Collaboration and License Agreement, which was most recently amended in 2023 ("DESRES Agreement"). During the three months ended March 31, 2025 and 2024, there were no material changes to the contractual terms of the DESRES Agreement. Accordingly, there were no changes to the Company’s accounting treatment thereon through March 31, 2025.

For the three months ended March 31, 2025 and 2024, the Company recorded research and development expenses of $5.1 million and $2.5 million under the DESRES Agreement on its condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2025 and December 31, 2024, the Company had prepaid balances of $3.5 million and $5.9 million, respectively, under the DESRES Agreement on its condensed consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, the Company had accrued expense and accounts payable balances of $0 and $0.1 million under the DESRES Agreement on its condensed consolidated balance sheets.

Other Arrangements

The Company has certain other research and license arrangements and other collaborations with third parties, which provide the Company with specified research and/or development services.

10. Subsequent Events

In preparing the condensed consolidated interim financial statements as of March 31, 2025 and for the three month period then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements, except as otherwise described in the notes above.

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
Breast Cancer and Solid Tumors
o
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
o
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
•
Vascular Malformations
o
RLY-2608-201 Clinical Trial. In the first quarter of 2025, we initiated the global Phase 2 clinical trial for RLY-2608 in patients with PIK3CA-related overgrowth spectrum, or PROS, and malformations driven by PIK3CA mutations.

While our initial focus is on precision oncology, we believe our Dynamo® platform may also be broadly applied to other areas of precision medicine, such as genetic diseases. In addition to the programs mentioned above, we are progressing our NRAS-selective inhibitor, RLY-8161, to address NRAS-mutated solid tumors as well as our non-inhibitory chaperone for Fabry disease. We also have one active early-stage discovery program. We are focused on using the novel insights derived from our approach to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development, and commercialization of our therapies.

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

In December 2024, we entered into an exclusive global licensing agreement, or the Elevar Agreement, with Elevar Therapeutics, Inc., or Elevar, pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib. Under the terms of the Elevar Agreement, we received $5.0 million in upfront consideration and $2.7 million in conjunction with the transfer of active pharmaceutical ingredient and other materials as of March 31, 2025. We are eligible to receive up to $495.0 million in regulatory and commercial milestone payments, as well as tiered royalties.

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

In August 2024, we also entered into a new sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or TD Securities, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through TD Securities, as our sales agent. As of March 31, 2025, we have not sold any shares under the 2024 Sales Agreement.

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

In December 2020, we entered into a global collaboration and license agreement with Genentech, Inc., a member of the Roche Group, or Genentech, for the development and commercialization of RLY-1971 (now referred to as migoprotafib, or GDC-1971), or the Genentech Agreement. Under the terms of the Genentech Agreement, we received $75.0 million in an upfront payment in 2021, as well as $45.0 million in milestone payments. Genentech elected to terminate the Genentech Agreement without cause, effective as of January 7, 2025, or the Termination Date. As of the Termination Date, we are no longer entitled to receive any further milestones or other payments due after the Termination Date. The parties also ceased to have any development or commercialization obligations as of the Termination Date and the licenses that we granted to Genentech pursuant to the Genentech Agreement ceased to be in effect as of the Termination Date. We will not continue development of migoprotafib.

Inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as public health crises, global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section "Risk Factors" in this Quarterly Report on Form 10-Q. We do not believe that such factors had a material adverse impact on our results of operations during the three months ended March 31, 2025 and 2024.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $77.1 million and $81.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $1.8 billion. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate significant operating losses for at least the next several years.

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

We believe our cash, cash equivalents, and investments of $710.4 million as of March 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Components of our Results of Operations

Revenue

To date, our revenue primarily consists of amounts related to the Genentech Agreement and Elevar Agreement.

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

Our lead product candidate is in clinical development. We also have preclinical programs across both precision oncology and genetic diseases. Costs incurred for these programs include costs incurred to support our discovery research and translational science efforts up to the initiation of first-in-human clinical development. Platform research and other research and development activities include costs that are not specifically allocated to active product candidates, including facilities costs, depreciation expense, and other costs. Employee expenses include salary, wages, stock compensation, and other costs related to our personnel, which are not allocated to specific programs or activities.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024
	(in thousands)
License and other revenue	$7,679	$10,007	$(2,328)
Operating expenses:
Research and development expenses	$73,809	$82,403	$(8,594)
Change in fair value of contingent consideration liability	—	(1,832)	1,832
General and administrative expenses	18,739	19,799	(1,060)
Total operating expenses	92,548	100,370	(7,822)
Loss from operations	(84,869)	(90,363)	5,494
Other income, net	7,804	8,976	(1,172)
Net loss	$(77,065)	$(81,387)	$4,322

Revenue

During the three months ended March 31, 2025, the Company recognized $7.7 million of revenue from the Elevar Agreement, as each of the Company's performance obligations thereunder were completed in the current period.

During the three months ended March 31, 2024, the Company recognized $10.0 million of revenue from the Genentech Agreement, specifically in connection with a milestone achieved thereunder in the prior period.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024
	(in thousands)
External costs for programs in clinical trials	$23,673	$24,344	$(671)
External costs for platform technologies and preclinical programs	14,638	17,961	(3,323)
Employee related expenses	28,700	33,502	(4,802)
Other expenses	6,798	6,596	202
Total research and development expenses	$73,809	$82,403	$(8,594)

Research and development expenses were $73.8 million for the three months ended March 31, 2025 compared to $82.4 million for the three months ended March 31, 2024. The decrease of $8.6 million was primarily due to the series of strategic choices made to streamline the research organization throughout 2024.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability under the Merger Agreement with ZebiAI was $0 for the three months ended March 31, 2025 compared to a decrease of $1.8 million for the three months ended March 31, 2024. During the year ended December 31, 2024, the Contingent Milestone Payments and Contingent Earnout Payments were both reduced to $0. During the three months ended March 31, 2025, there were no further changes to such amounts.

General and Administrative Expenses

General and administrative expenses were $18.7 million for the three months ended March 31, 2025 compared to $19.8 million for the three months ended March 31, 2024. The decrease of $1.1 million was primarily due to a decrease in stock compensation expense, partially offset by costs to obtain the Elevar Agreement, which were expensed commensurate with the timing of revenue recognized during the three months ended March 31, 2025.

Other Income, Net

Other income, net, was $7.8 million for the three months ended March 31, 2025 compared to $9.0 million for the three months ended March 31, 2024. The decrease of $1.2 million was primarily a result of fluctuations in interest rates.

Liquidity and Capital Resources

As of March 31, 2025, we had cash, cash equivalents, and investments of $710.4 million.

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

In December 2024, we entered into the Elevar Agreement pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib. As of March 31, 2025, we had received $5.0 million in upfront consideration and $2.7 million in conjunction with the transfer of active pharmaceutical ingredient and other materials from Elevar pursuant to the Elevar Agreement.

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

In August 2024, we also entered into the 2024 Sales Agreement with TD Securities, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through TD Securities, as our sales agent. As of March 31, 2025, we have not sold any shares under the 2024 Sales Agreement.

In January 2024, we entered into a securities purchase agreement with Nextech Crossover I SCP for the Private Placement. We received $29.8 million in proceeds from the Private Placement, which were net of $0.2 million in offering expenses.

Through the Termination Date, we received $120.0 million in upfront and milestone payments from Genentech pursuant to the Genentech Agreement.

In September 2022, we completed the September 2022 Offering of 11,320,755 shares of common stock at an offering price of $26.50 per share. We received proceeds of $284.7 million, which was net of $15.3 million in underwriting discounts and commissions, as well as other offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash used in operating activities	$(73,210)	$(50,323)
Cash provided by investing activities	42,465	10,531
Cash provided by financing activities	—	48,922
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(30,745)	$9,130

Operating Activities

During the three months ended March 31, 2025, we used $73.2 million of cash on operating activities, resulting from our net loss of $77.1 million and cash used to fund changes in our operating assets and liabilities of $15.1 million, offset by non-cash charges of $18.9 million.

During the three months ended March 31, 2024, we used $50.3 million of cash on operating activities, resulting from our net loss of $81.4 million, offset by non-cash charges of $23.1 million and cash provided by changes in our operating assets and liabilities of $8.0 million.

Investing Activities

During the three months ended March 31, 2025, net cash provided by investing activities was $42.5 million, consisting of $42.8 million in proceeds from net maturities and sales of investments, offset by $0.4 million for the acquisition of property and equipment.

During the three months ended March 31, 2024, net cash provided by investing activities was $10.5 million, consisting of $12.3 million in proceeds from net maturities and sales of investments, offset by $1.8 million for the acquisition of property and equipment.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $0.

During the three months ended March 31, 2024, net cash provided by financing activities was $48.9 million, consisting of $47.7 million in net proceeds from the Private Placement and at-the-market offerings, as well as $1.2 million in proceeds from the exercise of stock options.

Funding Requirements

We expect to continue to incur significant expenses in connection with our ongoing clinical development activities related to our product candidates and the ongoing preclinical development activities of our other programs. In addition, we continue to incur additional costs associated with operating as a public company.

As of March 31, 2025, we had cash, cash equivalents, and investments of $710.4 million. We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

Effective as of January 7, 2025, Genentech elected to terminate the Genentech Agreement without cause, as further discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. There were no other material changes to our contractual obligations and commitments during the three months ended March 31, 2025. For more information on our contractual obligations and commitments, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as Note 9, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025, the notes to our audited financial statements appearing in our Annual Report on Form 10-K, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through March 31, 2025 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of March 31, 2025, our cash equivalents consisted of money market funds. As of March 31, 2025, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes in federal interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2025, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of March 31, 2025, we had no debt outstanding and, therefore, are not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates), but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the three months ended March 31, 2025 and 2024. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar if and/or as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have not yet demonstrated our ability to successfully complete any large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Our lead product candidate is in clinical development. We may not be able to file investigational new drug applications, or INDs, for any of our other product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays or delays with IND-enabling studies. Moreover, we cannot be sure that once we have submitted an IND, the FDA will allow further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. The FDA or other regulatory authorities may impose a clinical hold before or after a trial begins for a number of reasons outlined in FDA regulations, including if the FDA believes the study drug raises a significant risk of illness or injury. If the FDA imposes a clinical hold, trials may not commence or recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, the submission of an IND does not mean the FDA will allow clinical trials to begin and, if and when clinical trials do commence under an active IND, issues may arise that require suspension or termination of such trials. Further, commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. Regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, to the EMA for each product candidate and, consequently, the ultimate approval and commercial marketing of each product candidate. While we have active clinical trials for our lead product candidate, we do not know whether any of our current clinical trials will be completed on schedule, if at all, or whether any of our future clinical trials will begin on time or be completed on schedule, if at all.

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

As is the case with many treatments for cancer and rare diseases, it is likely that there may be side effects associated with the use of our product candidates. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our clinical trials, or we may be required to abandon the clinical trials or our development efforts of one or more product candidates altogether. We, the FDA or other applicable regulatory authorities, or an IRB may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. If used in combination with other therapies in the future, our product candidates could exacerbate adverse events associated with those therapies, as well as result in adverse events from drug-drug interaction. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage clinical trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.

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

In June 2024, we announced programs focused on Fabry disease and NRAS, but these programs are in preclinical development and may not reach clinical development on the timelines we expect or ever. Because we have limited financial and human resources, we intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

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

The total addressable market opportunity will ultimately depend upon, among other things, the diagnosis criteria included in the final label, and, if our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with cancers and solid tumors or other applicable diseases may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates. For example, in early 2024, we deprioritized RLY-5836, our second chemically distinct pan-mutant PI3Kɑ inhibitor, in order to focus our resources on advancing RLY-2608 and, in December 2024, we entered into the exclusive global licensing agreement with Elevar for lirafugratinib, allowing us to maintain focus on the remainder of our portfolio. These and other prioritization decisions may prove to be the wrong choice and may adversely affect our business.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. See "Business – Governmental Regulation – Insurance coverage and reimbursement" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Although we designed our first-in-human clinical trials of our lead product candidate and intend to design the future clinical trials for any other product candidates that we develop, we expect that CROs will conduct all of our clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $77.1 million and $81.4 million for the three months ended March 31, 2025 and 2024, respectively. We had an accumulated deficit of $1.8 million as of March 31, 2025. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our Dynamo® drug discovery platform and product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing, and outsourced-manufacturing expenses. We will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses for the foreseeable future. In the past, we have implemented internal restructurings and reorganizations designed to reduce the size and costs of our operations, improve operational efficiencies, enhance our ability to pursue market opportunities, and accelerate our development initiatives. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions, which could have an adverse effect on our business, operating results, and financial condition. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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
•
our ability to effectively realize the expected cost savings and other benefits of internal restructurings;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect their rights as a common stockholder. We may offer and sell up to an aggregate amount of $250.0 million of our common stock from time to time in "at the market" offerings pursuant to the sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or TD Securities, subject to the limitations thereof. As of March 31, 2025, we have not sold any shares of common stock under the 2024 Sales Agreement. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. A public health crisis similar to the COVID-19 pandemic could adversely impact our preclinical, other nonclinical or clinical trial operations, and we may experience delays in initiating, or fail to initiate, IND-enabling studies, recruiting and retaining patients, principal investigators and site staff for our clinical trials, dosing of patients in our clinical trials as well as in activating new trial sites, and protocol deviations. The negative impact of any such public health crisis on patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

Significant political, trade, or regulatory developments, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U. S. policy occurred and since the start of the

Trump administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. The United States has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries. On April 9, 2025, the U.S. announced a temporary pause on its reciprocal tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Our commercial success will depend in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates, and our core technologies, including our novel target discovery technology and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Other than our Eurasian, Japanese and U.S. patents relating to RLY-2608 and our U.S. and foreign patents relating to lirafugratinib (RLY-4008), we do not own or in-license any issued patents relating to our platform or our product candidates under clinical development.

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

To date, some of the work product created under our agreement with D. E. Shaw Research has been created by D. E. Shaw Research and us, together, and is thus initially co-owned. We have subsequently obtained sole ownership of certain intellectual property relating specifically to some of our clinical candidates. By virtue of inventorship, we initially jointly owned intellectual property rights pertaining to RLY-2608, but have subsequently obtained sole ownership of intellectual property rights relating to it and certain other PIK3CA inhibitors. Patent applications claiming a genus of PIK3CA inhibitor compounds remain jointly owned with D. E. Shaw Research. We have the first right to prepare, file, prosecute, maintain and defend patents that cover work product jointly created by D. E. Shaw Research and us. If we choose not to exercise those rights with respect to patents and patent applications that cover joint work product, D. E. Shaw Research will have the right to take over such activities, unless such rights are waived. The party that is preparing, filing, prosecuting and maintaining a patent that covers joint work product also has the right to enforce such patent against infringers.

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

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to most of the pending patent applications covering our product candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office, or USPTO, have been significantly narrowed by the time they issue, if at all. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license to or from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

In addition, we may in the future be subject to claims by our former employees, collaborators, vendors, partners, or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we generally require all of our employees, consultants and advisors and any other third parties who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. With respect to intellectual property arising in the course of our collaboration with D. E. Shaw Research, disagreements between us and D. E. Shaw Research may impact our exclusive control of intellectual property important for protecting our product candidates and proprietary position. A loss of exclusivity, in whole or in part, could allow others to compete with us and harm our business.

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

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and governments of foreign jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. See "Business – Government Regulation – Other Healthcare Laws" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See "Business – Governmental Regulation – Current and future healthcare reform legislation" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

Risks Related to the Regulatory Agency Review Process

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns, in addition to substantial uncertainty regarding the Trump administration’s initiatives and staffing cuts and how these might impact the FDA, its implementation of laws, regulations, policies and guidance, and its personnel, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, global health concerns, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Currently, federal agencies in the United States are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted.

Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review investigational new drug, or IND, submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. A prolonged government shutdown or significant leadership, personnel and/or policy changes, or substantial modification in agency activities (including due to global health concerns or geopolitical factors) could significantly impact the ability of the FDA or other regulatory authorities to conduct their regular inspections, reviews, or other regulatory activities. A prolonged shutdown could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business, including INDs placed on clinical holds or delayed new drug approvals. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

With the changes being implemented by the Trump administration in 2025, there is substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The Trump administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the Trump administration, there could be a material adverse effect on us and our business.

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

Environmental, social, and governance matters may impact our business and reputation.

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

As of March 31, 2025, we had 259 full-time employees. In the future, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $1.78 to an intraday high of $64.37 through May 2, 2025. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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

As of March 31, 2025, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 42.8% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

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

RELAY THERAPEUTICS, INC.

Date: May 5, 2025	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2025	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)