Form 10-Q
period 2025-06-30
Relay Therapeutics, Inc.
filed 2025-08-07
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39385

RELAY THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-3923475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Hampshire Street Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

(617) 370-8837

Registrant’s telephone number, including area code

399 Binney Street, 2nd Floor, Cambridge, MA 02142

(Former name or former address, if changed since last report.)

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

As of August 1, 2025, the registrant had 172,411,410 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$113,941	$124,287
Investments	542,834	657,036
Prepaid expenses	16,040	17,348
Other current assets	7,577	10,533
Total current assets	680,392	809,204
Property and equipment, net	3,461	5,911
Operating lease assets	42,730	51,762
Restricted cash	2,258	2,119
Intangible asset	—	2,300
Total assets	$728,841	$871,296
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,176	$14,097
Accrued expenses	23,215	21,236
Operating lease liabilities	3,525	5,727
Deferred revenue	—	7,679
Other current liabilities	609	1,990
Total current liabilities	32,525	50,729
Operating lease liabilities, net of current portion	30,658	42,775
Total liabilities	63,183	93,504
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of June 30, 2025, and December 31, 2024; 171,692,132 and 167,755,715 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	168	168
Additional paid-in capital	2,551,383	2,516,905
Accumulated other comprehensive loss	(163)	(991)
Accumulated deficit	(1,885,730)	(1,738,290)
Total stockholders’ equity	665,658	777,792
Total liabilities and stockholders’ equity	$728,841	$871,296

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
License and other revenue	$677	$—	$8,355	$10,007
Total revenue	677	—	8,355	10,007
Operating expenses:
Research and development expenses	$63,897	$91,992	$137,706	$174,395
Change in fair value of contingent consideration liability	—	(11,374)	—	(13,206)
General and administrative expenses	13,627	20,139	32,366	39,938
Total operating expenses	77,524	100,757	170,072	201,127
Loss from operations	(76,847)	(100,757)	(161,717)	(191,120)
Other income:
Interest income	7,105	8,547	14,918	17,498
Other (expense) income	(633)	(2)	(641)	23
Total other income, net	6,472	8,545	14,277	17,521
Net loss	$(70,375)	$(92,212)	$(147,440)	$(173,599)
Net loss per share, basic and diluted	$(0.41)	$(0.69)	$(0.87)	$(1.32)
Weighted average shares of common stock, basic and diluted	171,264,622	132,821,826	170,254,500	131,832,420
Other comprehensive (loss) income:
Unrealized holding (loss) gain	(201)	(182)	828	(1,144)
Total other comprehensive (loss) income	(201)	(182)	828	(1,144)
Total comprehensive loss	$(70,576)	$(92,394)	$(146,612)	$(174,743)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	(Loss)/Income	Deficit	Equity
Balances at December 31, 2024	167,755,715	$168	$2,516,905	$(991)	$(1,738,290)	$777,792
Vesting of restricted stock units	2,728,157	—	—	—	—	—
Stock compensation expense	—	—	19,325	—	—	19,325
Unrealized gain on investments	—	—	—	1,029	—	1,029
Net loss	—	—	—	—	(77,065)	(77,065)
Balances at March 31, 2025	170,483,872	$168	$2,536,230	$38	$(1,815,355)	$721,081
Issuance of common stock via employee stock purchase plan	222,353	—	653	—	—	653
Vesting of restricted stock units	985,907	—	—	—	—	—
Stock compensation expense	—	—	14,500	—	—	14,500
Unrealized loss on investments	—	—	—	(201)	—	(201)
Net loss	—	—	—	—	(70,375)	(70,375)
Balances at June 30, 2025	171,692,132	$168	$2,551,383	$(163)	$(1,885,730)	$665,658

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	(Loss)/Income	Deficit	Equity
Balances at December 31, 2023	127,462,409	$127	$2,152,654	$(196)	$(1,400,582)	$752,003
Issuance of common stock through Private Placement, net	2,500,000	3	29,800	—	—	29,803
Issuance of common stock via at-the-market offerings, net	1,889,597	2	17,930	—	—	17,932
Issuance of common stock through exercise of stock options	236,367	—	1,187	—	—	1,187
Vesting of restricted stock units	212,478	—	—	—	—	—
Stock compensation expense	—	—	27,188	—	—	27,188
Unrealized loss on investments	—	—	—	(962)	—	(962)
Net loss	—	—	—	—	(81,387)	(81,387)
Balances at March 31, 2024	132,300,851	$132	$2,228,759	$(1,158)	$(1,481,969)	$745,764
Issuance of common stock through exercise of stock options	106,173	1	412	—	—	413
Issuance of common stock via employee stock purchase plan	203,818	—	1,129	—	—	1,129
Vesting of restricted stock units	714,112	—	—	—	—	—
Stock compensation expense	—	—	26,832	—	—	26,832
Unrealized loss on investments	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	(92,212)	(92,212)
Balances at June 30, 2024	133,324,954	$133	$2,257,132	$(1,340)	$(1,574,181)	$681,744

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(147,440)	$(173,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,210	2,763
Stock compensation expense	33,825	54,020
Impairment of intangible asset	2,300	—
Loss on disposal of property and equipment	615	—
Net amortization of premiums and discounts on investments	(2,991)	(6,956)
Change in fair value of contingent consideration liability	—	(13,206)
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,756	4,162
Operating lease assets and liabilities, net	(5,287)	678
Accounts payable and accrued expenses	(4,399)	16,418
Deferred revenue	(7,679)	—
Other liabilities	(1,381)	(436)
Net cash used in operating activities	(128,471)	(116,156)
Cash flows from investing activities:
Purchases of property and equipment	(410)	(1,791)
Purchases of investments	(30,899)	(310,418)
Proceeds from maturities and sales of investments	148,920	368,290
Net cash provided by investing activities	117,611	56,081
Cash flows from financing activities:
Proceeds from issuance of common stock through Private Placement, net	—	29,803
Proceeds from issuance of common stock via at-the-market offerings, net	—	17,932
Proceeds from issuance of common stock upon exercise of stock options	—	1,600
Proceeds from issuance of common stock via employee stock purchase plan	653	1,129
Net cash provided by financing activities	653	50,464
Net decrease in cash, cash equivalents, and restricted cash	(10,207)	(9,611)
Cash, cash equivalents, and restricted cash at beginning of period	126,406	146,443
Cash, cash equivalents, and restricted cash at end of period	$116,199	$136,832
Supplemental disclosure of non-cash activities:
Periodic change in additions of property and equipment within current liabilities	$(35)	$(1,579)
Periodic change in costs to obtain license agreement within current liabilities	$(2,508)	$—
Operating lease assets obtained in exchange for operating lease liabilities	$6,908	$—

Reconciliation of Cash, Cash Equivalents, and Restricted Cash from Balance Sheets to Statement of Cash Flows

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash and cash equivalents	$113,941	$134,125
Restricted cash	2,258	2,707
Cash, cash equivalents, and restricted cash per statements of cash flows	$116,199	$136,832

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

The Company has incurred net operating losses since inception and had an accumulated deficit of $1.9 billion as of June 30, 2025. The Company expects that its existing cash, cash equivalents, and investments as of June 30, 2025 will enable it to fund its planned operating expenses and capital expenditures for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2025, the condensed consolidated results of its operations for the three and six months ended June 30, 2025 and 2024, and condensed consolidated cash flows for the six months ended June 30, 2025 and 2024. The condensed consolidated financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are unaudited. The condensed consolidated results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the fair value of contingent payments in connection with the acquisition of ZebiAI Therapeutics, Inc. ("ZebiAI") in 2021, the determination of the transaction price and standalone selling price of performance obligations under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), the accrual of research and development expenses, the valuation of equity instruments, and the incremental borrowing rate for determining operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience.

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

The following tables illustrates information about segment revenue, significant segment expenses, and segment net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
License and other revenue	$677	$—	$8,355	$10,007
Less:
Research and development expenses
External costs for programs in clinical trials	$20,488	$29,642	$44,161	$53,986
External costs for platform technologies and preclinical programs	12,769	21,090	27,407	39,051
Employee related expenses (1)	14,903	19,088	31,914	36,922
Other expenses (2)	5,563	5,374	11,331	10,762
General and administrative expenses (3)	8,299	8,737	19,224	16,829
Other segment expenses (income)
Depreciation expense	1,002	1,368	2,210	2,763
Stock compensation expense in research and development expenses	9,307	15,616	20,996	31,284
Stock compensation expense in general and administrative expenses	5,193	11,216	12,829	22,736
Change in fair value of contingent consideration liability	—	(11,374)	—	(13,206)
Interest income	(7,105)	(8,547)	(14,918)	(17,498)
Other expense (income)	633	2	641	(23)
Segment net loss	(70,375)	(92,212)	(147,440)	(173,599)
Reconciliation to consolidated net loss:
Adjustments or reconciling items	—	—	—	—
Consolidated net loss	$(70,375)	$(92,212)	$(147,440)	$(173,599)

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

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2025:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$111,043	$—	$—	$111,043
Total cash equivalents	111,043	—	—	111,043
Investments:
U.S. treasury bills	—	472,226	—	472,226
U.S. agency securities	—	70,608	—	70,608
Total investments	—	542,834	—	542,834
Total assets	$111,043	$542,834	$—	$653,877
Liabilities
Contingent Milestone Payments	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$122,128	$—	$—	$122,128
Total cash equivalents	122,128	—	—	122,128
Investments:
U.S. treasury bills	—	564,083	—	564,083
U.S. agency securities	—	92,953	—	92,953
Total investments	—	657,036	—	657,036
Total assets	$122,128	$657,036	$—	$779,164
Liabilities
Contingent Milestone Payments	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

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

The Company classified the Contingent Milestone Payments within Level 3 of the fair value hierarchy. Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"), the Company has accounted for the Contingent Milestone Payments as a liability and remeasured the fair value at each reporting period based on the probability of achieving the contingent milestones and timing. Significant judgment has been used in determining the underlying assumptions. In connection therewith, the liability was recorded at $0 on the condensed consolidated balance sheet as of June 30, 2025.

The Company has not accounted for the Contingent Earnout Payments as derivatives under ASC Topic 815, Derivatives and Hedging ("ASC 815"). As such, they were only measured at fair value as of the acquisition date and have not been re-assessed at fair value as of each reporting period end. During the year ended December 31, 2024, the contingency was resolved without the consideration becoming payable. Therefore, no amount was recorded for the Contingent Earnout Payments on the condensed consolidated balance sheet as of June 30, 2025.

The following table reconciles the change in the contingent consideration liability:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Balance at beginning of period	$—	$11,374	$—	$13,206
Change in fair value of Contingent Milestone Payments	—	(6,374)	—	(8,206)
Change in fair value of Contingent Earnout Payments	—	(5,000)	—	(5,000)
	$—	$—	$—	$—

5. Investments

The fair value of available-for-sale investments by type of security was as follows:

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$325,101	$381	$(299)	$325,183
U.S. agency securities	31,270	22	(29)	31,263
Total investments with a maturity of one year or less	356,371	403	(328)	356,446

U.S. treasury bills	147,173	143	(273)	147,043
U.S. agency securities	39,453	27	(135)	39,345
Total investments with a maturity of one to two years	186,626	170	(408)	186,388
Total investments	$542,997	$573	$(736)	$542,834

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$245,208	$516	$(35)	$245,689
U.S. agency securities	51,153	123	—	51,276
Total investments with a maturity of one year or less	296,361	639	(35)	296,965

U.S. treasury bills	319,625	376	(1,607)	318,394
U.S. agency securities	42,041	14	(378)	41,677
Total investments with a maturity of one to two years	361,666	390	(1,985)	360,071
Total investments	$658,027	$1,029	$(2,020)	$657,036

The following tables summarize the Company's available-for-sale debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$225,407	$(572)	$—	$—	$225,407	$(572)
U.S. agency securities	40,809	(164)	—	—	40,809	(164)
Total	$266,216	$(736)	$—	$—	$266,216	$(736)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$258,196	$(1,642)	$—	$—	$258,196	$(1,642)
U.S. agency securities	35,455	(378)	—	—	35,455	(378)
Total	$293,651	$(2,020)	$—	$—	$293,651	$(2,020)

As summarized in the tables immediately above, the Company held 53 and 58 debt securities that were in an unrealized loss position as of June 30, 2025 and December 31, 2024, respectively. The unrealized losses at June 30, 2025 and December 31, 2024 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

6. Common Stock

Each share of common stock entitles the stockholder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of June 30, 2025, no dividends had been declared.

At-the-Market Offerings

In August 2021, the Company entered into a sales agreement (the "2021 Sales Agreement") with Cowen and Company, LLC ("Cowen"), pursuant to which the Company could offer and sell shares of its common stock having aggregate gross proceeds of up to $300.0 million from time to time in "at-the-market" offerings through Cowen, as the Company’s sales agent.

As of June 30, 2024, the Company had sold 4,915,669 shares of common stock under the 2021 Sales Agreement at a weighted-average price of $10.06 per share. The Company received $48.2 million in proceeds therefrom, which were net of $1.2 million in commissions paid to Cowen.

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

As of June 30, 2025, no shares of common stock had been sold under the 2024 Sales Agreement.

Private Placement

In January 2024, the Company entered into a securities purchase agreement with Nextech Crossover I SCP for the private placement of 2,500,000 shares of common stock at $12.00 per share (the "Private Placement"). The Company received $29.8 million in proceeds from the Private Placement, which were net of $0.2 million in offering expenses.

7. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Net loss	$(70,375)	$(92,212)	$(147,440)	$(173,599)
Net loss per share, basic and diluted	$(0.41)	$(0.69)	$(0.87)	$(1.32)
Weighted average shares of common stock, basic and diluted	171,264,622	132,821,826	170,254,500	131,832,420

For the three and six months ended June 30, 2025 and 2024, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. In computing diluted net loss per share for the three and six months ended June 30, 2025 and 2024, the Company excluded the following potentially dilutive securities, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period.

	Three and Six Months Ended June 30,
	2025	2024
Options outstanding to purchase common stock	20,536,224	15,566,883
Unvested and outstanding restricted stock units	4,549,719	9,968,160
	25,085,943	25,535,043

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

During the three months ended June 30, 2025 and 2024, the Company recognized $0 of revenue from the Genentech Agreement.

During the six months ended June 30, 2025 and 2024, the Company recognized $0 and $10.0 million, respectively, of revenue from the Genentech Agreement.

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

As of June 30, 2025, consideration under the Elevar Agreement totaled $8.4 million, which included $5.0 million in upfront consideration and $3.4 million for the transfer of active pharmaceutical ingredient and other materials. The Company is also eligible to receive up to $495.0 million in regulatory and commercial milestone payments, as well as tiered royalties.

During the three months ended June 30, 2025, the Company recognized $0.7 million of revenue from the Elevar Agreement.

During the six months ended June 30, 2025, the Company recognized $8.4 million of revenue from the Elevar Agreement.

9. Commitments and Contingencies

Intellectual Property License

In August 2016, the Company and D.E. Shaw Research, LLC ("D.E. Shaw Research") entered into the Collaboration and License Agreement, which was most recently amended in 2023 ("DESRES Agreement"). During the three and six months ended June 30, 2025 and 2024, there were no material changes to the contractual terms of the DESRES Agreement. Accordingly, there were no changes to the Company’s accounting treatment thereon through June 30, 2025.

For the three months ended June 30, 2025 and 2024, the Company recorded research and development expenses of $2.3 million under the DESRES Agreement on its condensed consolidated statement of operations and comprehensive loss.

For the six months ended June 30, 2025 and 2024, the Company recorded research and development expenses of $7.4 million and $4.9 million under the DESRES Agreement on its condensed consolidated statement of operations and comprehensive loss.

As of June 30, 2025 and December 31, 2024, the Company had prepaid balances of $1.2 million and $5.9 million, respectively, under the DESRES Agreement on its condensed consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, the Company had accrued expense and accounts payable balances of $0 and $0.1 million under the DESRES Agreement on its condensed consolidated balance sheets.

Other Arrangements

The Company has certain other research and license arrangements and other collaborations with third parties, which provide the Company with specified research and/or development services.

10. Long-Lived Assets

During the three months ended June 30, 2025, (a) approximately 70 employees were involuntarily terminated by the Company, (b) the Company terminated its operating lease for 46,631 square feet of office and laboratory space at 399 Binney Street, Cambridge, MA ("399 Binney"), and (c) the Company executed an operating lease for 12,190 square feet of office space in Building 300 at One Kendall Square, Cambridge, MA ("300 OKS").

In the context of certain long-lived assets, the Company accounted for the events summarized above as follows.

Intangible Asset

In connection with the acquisition of ZebiAI in April 2021, the Company recorded an intangible asset for the assembled workforce of $2.3 million. Subsequent to the involuntary termination of approximately 70 employees, as noted above, the Company concluded there is no ongoing benefit from the assembled workforce. Therefore, the intangible asset was considered to be impaired and written-off within research and development expenses during the three months ended June 30, 2025.

399 Binney Street

On June 3, 2025, the Company and ARE MA Region No. 58 LLC ("399 Binney Landlord") executed an amendment to the lease for 399 Binney, which was originally executed in January 2018 and subsequently amended in November 2019 and September 2020. The lease at 399 Binney, as amended, was previously scheduled to expire on April 30, 2029. Pursuant to the terms of the amendment executed on June 3, 2025, termination was accelerated to July 3, 2025. The Company continued to be responsible for rent and other obligations under the lease for 399 Binney, as amended, through July 3, 2025. In consideration for entry into the amendment on June 3, 2025, the Company also paid the 399 Binney Landlord a termination payment of $2.5 million (the "Termination Payment").

Although the Company was obligated to pay rent for the leased premises at 399 Binney through July 3, 2025, it committed to terminating the lease for 399 Binney, as amended, as of June 3, 2025. Furthermore, the Company's access to the premises was also terminated as of June 3, 2025. Therefore, the Company accounted for termination of the lease at 399 Binney, as amended, during the three months ended June 30, 2025. In connection therewith, the Company removed the operating lease assets and liabilities from its condensed consolidated balance sheet as of termination, or June 3, 2025, and also recognized the impact of the Termination Payment at such time.

The following table summarizes the adjustments above and reconciles to the net amount during the three months ended June 30, 2025:

June 3, 2025
(in thousands)
Assets:
Operating lease assets	$13,190
Liabilities:
Operating lease liabilities	$(3,127)
Operating lease liabilities, net of current portion	(12,060)
Total operating lease liabilities	$(15,187)
Other:
Termination Payment	$2,452
Net:
Carryover to 300 OKS	$455

In the table above, the net amount of $0.5 million was recorded as an addition to the calculated amount of the operating lease asset upon commencement at 300 OKS during the three months ended June 30, 2025, since the agreements were executed contemporaneously and amongst the same parties, as noted below. The amount is expected to be amortized as rent expense over the term of the lease at 300 OKS.

Building 300 at One Kendall Square

On June 3, 2025, the Company executed the lease for 300 OKS with ARE MA Region No. 59 LLC ("300 OKS Landlord"), an affiliate of the 399 Binney Landlord. Pursuant to the terms of the agreement, the Company agreed to lease 12,190 square feet of office space through February 28, 2030. In consideration for entry into the agreement, the Company also paid the 300 OKS Landlord a relocation payment of $3.5 million (the "Relocation Payment").

Although the Company is only obligated to start paying rent under the lease at 300 OKS on July 3, 2025, the Company could physically access and benefit from the space upon lease execution, or June 3, 2025. Therefore, the Company recorded an operating lease asset and liability during the three months ended June 30, 2025, which included $0.5 million from the net impact of terminating the lease at 399 Binney, as amended, on June 3, 2025. The operating lease expires in February 2030 and there are no renewal options.

The following table summarizes the presentation of amounts recorded on the Company’s condensed consolidated balance sheets for the operating lease at 300 OKS as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Assets:
Operating lease assets	$7,218	$—
Liabilities:
Operating lease liabilities	$552	$—
Operating lease liabilities, net of current portion	2,808	—
Total operating lease liabilities	$3,360	$—

The following table summarizes the effect of lease costs for the operating lease at 300 OKS on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Research and development expenses	$125	$—	$125	$—
General and administrative expenses	19	—	19	—
	$144	$—	$144	$—

The Company made cash payments of $3.5 million under the operating lease for 300 OKS during the three and six months ended June 30, 2025, which was limited to the Relocation Payment of $3.5 million.

As of June 30, 2025, the minimum lease payments for the Company’s operating lease at 300 OKS for the next five years and thereafter are expected to be as follows:

Year Ending December 31,	Amount (in thousands)
2025	431
2026	875
2027	899
2028	924
2029	949
Thereafter	160
Total lease payments	4,238
Less: interest	(878)
Present value of operating lease liabilities	$3,360

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating lease at 300 OKS were 4.67 years and 10.0%, respectively, at June 30, 2025.

11. Subsequent Events

In preparing the condensed consolidated interim financial statements as of June 30, 2025 and for the three month period then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements, except as otherwise described in the notes above.

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

•
Breast Cancer and Solid Tumors
o
ReDiscover Trial. In December 2021, we dosed the first patient in a first-in-human clinical trial for RLY-2608, or the ReDiscover Trial. Since then, we have predominantly focused on evaluating RLY-2608 in combination with fulvestrant for patients with HR+, HER2–, PI3Kα-mutated, locally advanced or metastatic breast cancer. In the fourth quarter of 2023, we initiated a triplet combination arm with RLY-2608, fulvestrant and the cyclin dependent kinase 4/6, or CDK 4/6, inhibitor ribociclib. In the fourth quarter of 2024, we initiated an additional triplet combination arm with RLY-2608, fulvestrant, and atirmociclib, Pfizer Inc.’s, or Pfizer’s, investigative selective-CDK4 inhibitor, pursuant to a clinical trial collaboration with Pfizer. We are preparing to initiate a global Phase 3 ReDiscover-2 (NCT06982521) clinical trial in mid-2025 of RLY-2608 + fulvestrant, which will evaluate the safety and efficacy of RLY-2608 plus fulvestrant in PI3Kα-mutated, HR+/HER2- advanced breast cancer patients previously treated with a CDK4/6 inhibitor. The comparator arm in the ReDsicover-2 Trial will be capivasertib plus fulvestrant.
o
Clinical Data. In September 2024, we announced interim clinical data for RLY-2608 with a data cut-off date of August 12, 2024, and in December 2024, we announced additional updated interim clinical data for RLY-2608 at the San Antionio Breast Cancer Symposium 2024 with a data cut-off date of November 4, 2024. On June 2, 2025, we announced updated interim clinical data for the RLY-2608 + fulvestrant arm of the study with a data cut-off date of March 26, 2025. Updated interim data remain consistent with prior interim results, showing 10.3-month median progression free survival (PFS) overall and 11.0-month median PFS in second-line patients with PI3Kα-mutated, HR+/HER2- metastatic breast cancer. RLY-2608 + fulvestrant was generally well tolerated in the 118 patients treated across all doses as of the data cut-off date. The overall tolerability profile consisted of mostly low-grade treatment-related adverse events (TRAEs) that were manageable and reversible. We believe that, overall, while the clinical data from the ReDiscover Trial disclosed to date are preliminary, the data suggest differentiated interim efficacy signals in the specified patient population and support selective target engagement across doses and mutation types with an encouraging interim safety and tolerability profile.
•
Vascular Malformations
o
RLY-2608-201 Clinical Trial. In the first quarter of 2025, we initiated the global Phase 1/2 clinical trial for RLY-2608 in patients with PIK3CA-related overgrowth spectrum, or PROS, and malformations driven by PIK3CA mutations. Enrollment is continuing in this clinical trial.

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

In December 2024, we entered into an exclusive global licensing agreement, or the Elevar Agreement, with Elevar Therapeutics, Inc., or Elevar, pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib. Under the terms of the Elevar Agreement, we received $5.0 million in upfront consideration and $3.4 million in conjunction with the transfer of active pharmaceutical ingredient and other materials as of June 30, 2025. We are eligible to receive up to $495.0 million in regulatory and commercial milestone payments, as well as tiered royalties.

In September 2024, we completed a public offering, or the September 2024 Offering, of 32,857,143 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 4,285,714 shares, at an offering price of $7.00 per share. We received proceeds of $218.2 million, which was net of $11.8 million in underwriting discounts and other offering expenses.

In August 2024, we also entered into a new sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or TD Securities, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through TD Securities, as our sales agent. As of June 30, 2025, we have not sold any shares under the 2024 Sales Agreement.

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

Inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as public health crises, global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section "Risk Factors" in this Quarterly Report on Form 10-Q. We do not believe that such factors had a material adverse impact on our results of operations during the three and six months ended June 30, 2025 and 2024.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $147.4 million and $173.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $1.9 billion. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate significant operating losses for at least the next several years.

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

We believe our cash, cash equivalents, and investments of $656.8 million as of June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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
•
impairment of any intangible assets capitalized upon the acquisition of in-process research and development assets; and
•
facility costs, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change
	2025	2024
	(in thousands)
License and other revenue	$677	$—	$677
Operating expenses:
Research and development expenses	63,897	$91,992	$(28,095)
Change in fair value of contingent consideration liability	—	(11,374)	11,374
General and administrative expenses	13,627	20,139	(6,512)
Total operating expenses	77,524	100,757	(23,233)
Loss from operations	(76,847)	(100,757)	23,910
Other income, net	6,472	8,545	(2,073)
Net loss	$(70,375)	$(92,212)	$21,837

Revenue

During the three months ended June 30, 2025, the Company recognized $0.7 million of revenue from the Elevar Agreement, specifically in conjunction with delivery of additional inventory and other materials.

During the three months ended June 30, 2024, the Company recognized $0 of revenue from the Genentech Agreement.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change
	2025	2024
	(in thousands)
External costs for programs in clinical trials	$20,488	$29,642	$(9,154)
External costs for platform technologies and preclinical programs	12,769	21,090	(8,321)
Employee related expenses	24,210	34,704	(10,494)
Other expenses	6,430	6,556	(126)
Total research and development expenses	$63,897	$91,992	$(28,095)

Research and development expenses were $63.9 million for the three months ended June 30, 2025 compared to $92.0 million for the three months ended June 30, 2024. The decrease of $28.1 million was primarily due to the series of strategic choices made to streamline the research organization throughout 2024 and 2025, as well as cost avoidance on continued development of lirafugratinib after execution of the Elevar Agreement in December 2024.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability under the Merger Agreement with ZebiAI was $0 for the three months ended June 30, 2025 compared to a decrease of $11.4 million for the three months ended June 30, 2024. During the year ended December 31, 2024, the Contingent Milestone Payments and Contingent Earnout Payments were both reduced to $0. During the three months ended June 30, 2025, there were no further changes to such amounts.

General and Administrative Expenses

General and administrative expenses were $13.6 million for the three months ended June 30, 2025 compared to $20.1 million for the three months ended June 30, 2024. The decrease of $6.5 million was primarily due to a decrease in stock compensation expense, as well as other employee compensation costs.

Other Income, Net

Other income, net, was $6.5 million for the three months ended June 30, 2025 compared to $8.5 million for the three months ended June 30, 2024. The decrease of $2.1 million was primarily a result of changes in the amounts invested between periods, as well as fluctuations in interest rates.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Change
	2025	2024
	(in thousands)
License and other revenue	$8,355	$10,007	$(1,652)
Operating expenses:
Research and development expenses	137,706	$174,395	$(36,689)
Change in fair value of contingent consideration liability	—	(13,206)	13,206
General and administrative expenses	32,366	39,938	(7,572)
Total operating expenses	170,072	201,127	(31,055)
Loss from operations	(161,717)	(191,120)	29,403
Other income, net	14,277	17,521	(3,244)
Net loss	$(147,440)	$(173,599)	$26,159

Revenue

During the six months ended June 30, 2025, the Company recognized $8.4 million of revenue from the Elevar Agreement, as each of the Company's performance obligations thereunder were completed in the current period.

During the six months ended June 30, 2024, the Company recognized $10.0 million of revenue from the Genentech Agreement, specifically in connection with a milestone achieved thereunder in the prior period.

Research and Development Expenses

The following summarizes our research and development expenses for the six months ended June 30, 2025 and 2024

	Six Months Ended June 30,		Change
	2025	2024
	(in thousands)
External costs for programs in clinical trials	$44,161	$53,986	$(9,825)
External costs for platform technologies and preclinical programs	27,407	39,051	(11,644)
Employee related expenses	52,910	68,206	(15,296)
Other expenses	13,228	13,152	76
Total research and development expenses	$137,706	$174,395	$(36,689)

Research and development expenses were $137.7 million for the six months ended June 30, 2025 compared to $174.4 million for the six months ended June 30, 2024. The decrease of $36.7 million was primarily due to the series of strategic choices made to streamline the research organization throughout 2024 and 2025, as well as cost avoidance on continued development of lirafugratinib after execution of the Elevar Agreement in December 2024.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability under the Merger Agreement with ZebiAI was $0 for the six months ended June 30, 2025 compared to a decrease of $13.2 million for the six months ended June 30, 2024. During the year ended December 31, 2024, the Contingent Milestone Payments and Contingent Earnout Payments were both reduced to $0. During the six months ended June 30, 2025, there were no further changes to such amounts.

General and Administrative Expenses

General and administrative expenses were $32.4 million for the six months ended June 30, 2025 compared to $39.9 million for the six months ended June 30, 2024. The decrease of $7.6 million was primarily due to a decrease in stock compensation expense, as well as other employee costs, partially offset by costs to obtain the Elevar Agreement, which were expensed commensurate with the timing of revenue recognized during the six months ended June 30, 2025.

Other Income, Net

Other income, net, was $14.3 million for the six months ended June 30, 2025 compared to $17.5 million for the six months ended June 30, 2024. The decrease of $3.2 million was primarily a result of changes in the amounts invested between periods, as well as fluctuations in interest rates.

Liquidity and Capital Resources

As of June 30, 2025, we had cash, cash equivalents, and investments of $656.8 million.

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

In December 2024, we entered into the Elevar Agreement pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib. As of June 30, 2025, we had received $5.0 million in upfront consideration and $3.4 million in conjunction with the transfer of active pharmaceutical ingredient and other materials from Elevar pursuant to the Elevar Agreement.

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

In August 2024, we also entered into the 2024 Sales Agreement with TD Securities, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through TD Securities, as our sales agent. As of June 30, 2025, we have not sold any shares under the 2024 Sales Agreement.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash used in operating activities	$(128,471)	$(116,156)
Cash provided by investing activities	117,611	56,081
Cash provided by financing activities	653	50,464
Net decrease in cash, cash equivalents, and restricted cash	$(10,207)	$(9,611)

Operating Activities

During the six months ended June 30, 2025, we used $128.5 million of cash on operating activities, resulting from our net loss of $147.4 and cash used to fund changes in our operating assets and liabilities of $17.0 million, offset by non-cash charges of $36.0 million.

During the six months ended June 30, 2024, we used $116.2 million of cash on operating activities, resulting from our net loss of $173.6 million, offset by non-cash charges of $36.6 million and cash provided by changes in our operating assets and liabilities of $20.8 million.

Investing Activities

During the six months ended June 30, 2025, net cash provided by investing activities was $117.6 million, consisting of $118.0 million in proceeds from net maturities and sales of investments, offset by $0.4 million for the acquisition of property and equipment.

During the six months ended June 30, 2024, net cash provided by investing activities was $56.1 million, consisting of $57.9 million in proceeds from net maturities and sales of investments, offset by $1.8 million for the acquisition of property and equipment.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $0.7 million, consisting of $0.7 million in purchases under our 2020 Employee Stock Purchase Plan, or ESPP.

During the six months ended June 30, 2024, net cash provided by financing activities was $50.5 million, consisting of $47.7 million in net proceeds from the Private Placement and at-the-market offerings, as well as $2.7 million in proceeds from the exercise of stock options and purchases under our ESPP.

Funding Requirements

We expect to continue to incur significant expenses in connection with our ongoing clinical development activities related to our product candidates and the ongoing preclinical development activities of our other programs. In addition, we continue to incur additional costs associated with operating as a public company.

As of June 30, 2025, we had cash, cash equivalents, and investments of $656.8 million. We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

During the three months ended June 30, 2025, the Company (a) terminated its lease for 46,631 square feet of office and laboratory space at 399 Binney Street, Cambridge, MA and (b) executed a lease for 12,190 square feet of office space in Building 300 at One Kendall Square, Cambridge, MA. For more information, please refer to Note 10, Long-Lived Assets, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

There were no other material changes to our contractual obligations and commitments during the three months ended June 30, 2025. For more information on our contractual obligations and commitments, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as Note 9, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025, the notes to our audited financial statements appearing in our Annual Report on Form 10-K, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through June 30, 2025 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of June 30, 2025, our cash equivalents consisted of money market funds. As of June 30, 2025, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes in federal interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2025, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of June 30, 2025, we had no debt outstanding and, therefore, are not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates), but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the three and six months ended June 30, 2025 and 2024. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar if and/or as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are also evaluating RLY-2608 and may in the future evaluate other current product candidates or any future product candidates in combination with one or more cancer or other therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities. For example, in June 2024, we entered into a clinical trial collaboration with Pfizer to evaluate atirmociclib, Pfizer’s investigative selective-CDK4 inhibitor, in combination with RLY-2608 and fulvestrant in patients with PI3Kα-mutated, HR+, HER2- metastatic breast cancer and are evaluating this combination in our first-in-human ReDiscover clinical trial. We will not be able to market and sell any of our product candidates we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval. In addition, unapproved therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, supply and/or manufacturing issues, delay in their clinical trials, and lack of FDA approval.

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $147.4 million and $173.6 million for the six months ended June 30, 2025 and 2024, respectively. We had an accumulated deficit of $1.9 million as of June 30, 2025. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our Dynamo® drug discovery platform and product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect their rights as a common stockholder. We may offer and sell up to an aggregate amount of $250.0 million of our common stock from time to time in "at the market" offerings pursuant to the sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or TD Securities, subject to the limitations thereof. As of June 30, 2025, we have not sold any shares of common stock under the 2024 Sales Agreement. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Significant political, trade, or regulatory developments, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. Since the start of the Trump administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. The United States has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries. On April 9, 2025, the U.S. announced a temporary pause on its reciprocal tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The Trump administration has threatened to continue to broadly impose tariffs and increase existing tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented or threatened to implement retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

In August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delaying until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs wionly one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the One Big Beautiful Bill Act of 2025, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. Although the effects of the IRA on our business and the healthcare industry in general are not yet known, we are taking into consideration the potential impact of the IRA on our development and commercialization activities.

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

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

Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review investigational new drug, or IND, submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. A prolonged government shutdown, significant leadership, personnel, and/or policy changes, or substantial modification in agency activities (including due to global health concerns or geopolitical factors) could significantly impact the ability of the FDA or other regulatory authorities to conduct their regular inspections, reviews, or other regulatory activities. A prolonged shutdown could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business, including INDs placed on clinical holds or delayed new drug approvals. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

With the changes being implemented by the Trump administration in 2025, there is substantial uncertainty as to the extent and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The Trump administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the Trump administration, there could be a material adverse effect on us and our business.

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

As of June 30, 2025, we had 197 full-time employees. In the future, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $1.78 to an intraday high of $64.37 through August 1, 2025. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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

As of June 30, 2025, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 48.3% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

Departure of Directors or Certain Officers

On August 4, 2025, Brian Adams informed the company's Board of Directors that he is resigning from his position as the Company's Chief Legal Officer and Secretary, effective as of August 8, 2025. Mr. Adams' resignation is not the result of any dispute or disagreement with the company. Mr. Adams will not receive any severance payments or benefits in connection with his departure. To enable a smooth transition, Mr. Adams has agreed to provide ad hoc transition support to the company for no additional cash compensation.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Fourth Amended and Restated Certificate of Incorporation of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K (File No. 001-39385) filed on February 23, 2023).

3.2	Amended and Restated Bylaws of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (File No. 001-39385) filed on July 21, 2020).

10.1*#	Amended and Restated Non-Employee Director Compensation Policy, effective as of May 8, 2025

10.2*	Third Amendment to Lease, dated as of June 3, 2025, between the Registrant and ARE-MA REGION NO. 58, LLC

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

# Indicates a management contract or any compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELAY THERAPEUTICS, INC.

Date: August 7, 2025	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)