Form 10-Q
period 2025-09-30
Relay Therapeutics, Inc.
filed 2025-11-06
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 173,322,385 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to attract and retain key scientific, clinical, or management personnel;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$91,564	$124,287
Investments	504,867	657,036
Prepaid expenses	23,839	17,348
Other current assets	3,744	10,533
Total current assets	624,014	809,204
Property and equipment, net	2,359	5,911
Operating lease assets	41,369	51,762
Restricted cash	2,258	2,119
Intangible asset	—	2,300
Total assets	$670,000	$871,296
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,752	$14,097
Accrued expenses	25,132	21,236
Operating lease liabilities	3,643	5,727
Deferred revenue	—	7,679
Other current liabilities	1,078	1,990
Total current liabilities	32,605	50,729
Operating lease liabilities, net of current portion	29,686	42,775
Total liabilities	62,291	93,504
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of September 30, 2025, and December 31, 2024; 172,631,268 and 167,755,715 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	168	168
Additional paid-in capital	2,566,927	2,516,905
Accumulated other comprehensive gain (loss)	493	(991)
Accumulated deficit	(1,959,879)	(1,738,290)
Total stockholders’ equity	607,709	777,792
Total liabilities and stockholders’ equity	$670,000	$871,296

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
License and other revenue	$—	$—	$8,355	$10,007
Total revenue	—	—	8,355	10,007
Operating expenses:
Research and development expenses	$68,262	$76,619	$205,968	$251,014
Change in fair value of contingent consideration liability	—	—	—	(13,206)
General and administrative expenses	12,129	19,750	44,495	59,688
Total operating expenses	80,391	96,369	250,463	297,496
Loss from operations	(80,391)	(96,369)	(242,108)	(287,489)
Other income:
Interest income	6,407	8,274	21,325	25,772
Other (expense) income	(165)	(10)	(806)	13
Total other income, net	6,242	8,264	20,519	25,785
Net loss	$(74,149)	$(88,105)	$(221,589)	$(261,704)
Net loss per share, basic and diluted	$(0.43)	$(0.63)	$(1.30)	$(1.94)
Weighted average shares of common stock, basic and diluted	172,389,209	140,229,056	170,973,889	134,651,728
Other comprehensive income (loss):
Unrealized holding gain	656	3,849	1,484	2,705
Total other comprehensive income	656	3,849	1,484	2,705
Total comprehensive loss	$(73,493)	$(84,256)	$(220,105)	$(258,999)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	(Loss)/Income	Deficit	Equity
Balances at December 31, 2024	167,755,715	$168	$2,516,905	$(991)	$(1,738,290)	$777,792
Vesting of restricted stock units	2,728,157	—	—	—	—	—
Stock compensation expense	—	—	19,325	—	—	19,325
Unrealized gain on investments	—	—	—	1,029	—	1,029
Net loss	—	—	—	—	(77,065)	(77,065)
Balances at March 31, 2025	170,483,872	$168	$2,536,230	$38	$(1,815,355)	$721,081
Issuance of common stock via employee stock purchase plan	222,353	—	653	—	—	653
Vesting of restricted stock units	985,907	—	—	—	—	—
Stock compensation expense	—	—	14,500	—	—	14,500
Unrealized loss on investments	—	—	—	(201)	—	(201)
Net loss	—	—	—	—	(70,375)	(70,375)
Balances at June 30, 2025	171,692,132	$168	$2,551,383	$(163)	$(1,885,730)	$665,658
Issuance of common stock through exercise of stock options	4,062	—	17	—	—	17
Vesting of restricted stock units	935,074	—	—	—	—	—
Stock compensation expense	—	—	15,527	—	—	15,527
Unrealized gain on investments	—	—	—	656	—	656
Net loss	—	—	—	—	(74,149)	(74,149)
Balances at September 30, 2025	172,631,268	$168	$2,566,927	$493	$(1,959,879)	$607,709

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	(Loss)/Income	Deficit	Equity
Balances at December 31, 2023	127,462,409	$127	$2,152,654	$(196)	$(1,400,582)	$752,003
Issuance of common stock through Private Placement, net	2,500,000	3	29,800	—	—	29,803
Issuance of common stock via at-the-market offerings, net	1,889,597	2	17,930	—	—	17,932
Issuance of common stock through exercise of stock options	236,367	—	1,187	—	—	1,187
Vesting of restricted stock units	212,478	—	—	—	—	—
Stock compensation expense	—	—	27,188	—	—	27,188
Unrealized loss on investments	—	—	—	(962)	—	(962)
Net loss	—	—	—	—	(81,387)	(81,387)
Balances at March 31, 2024	132,300,851	$132	$2,228,759	$(1,158)	$(1,481,969)	$745,764
Issuance of common stock through exercise of stock options	106,173	1	412	—	—	413
Issuance of common stock via employee stock purchase plan	203,818	—	1,129	—	—	1,129
Vesting of restricted stock units	714,112	—	—	—	—	—
Stock compensation expense	—	—	26,832	—	—	26,832
Unrealized loss on investments	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	(92,212)	(92,212)
Balances at June 30, 2024	133,324,954	$133	$2,257,132	$(1,340)	$(1,574,181)	$681,744
Issuance of common stock through follow-on offering, net	32,857,143	33	218,124	—	—	218,157
Issuance of common stock through exercise of stock options	175,775	1	731	—	—	732
Vesting of restricted stock units	528,789	—	—	—	—	—
Stock compensation expense	—	—	22,484	—	—	22,484
Unrealized gain on investments	—	—	—	3,849	—	3,849
Net loss	—	—	—	—	(88,105)	(88,105)
Balances at September 30, 2024	166,886,661	$167	$2,498,471	$2,509	$(1,662,286)	$838,861

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(221,589)	$(261,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,958	4,130
Stock compensation expense	49,352	76,504
Impairment of intangible asset	2,300	—
Loss on disposal of property and equipment	968	—
Net amortization of premiums and discounts on investments	(4,092)	(10,134)
Change in fair value of contingent consideration liability	—	(13,206)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,210)	(5,503)
Operating lease assets and liabilities, net	(4,780)	961
Accounts payable and accrued expenses	(4,906)	17,561
Deferred revenue	(7,679)	—
Other liabilities	(912)	152
Net cash used in operating activities	(190,590)	(191,239)
Cash flows from investing activities:
Purchases of property and equipment	(409)	(2,018)
Purchases of investments	(88,975)	(575,553)
Proceeds from maturities and sales of investments	246,720	507,490
Net cash provided by (used in) investing activities	157,336	(70,081)
Cash flows from financing activities:
Proceeds from issuance of common stock through Private Placement, net	—	29,803
Proceeds from issuance of common stock via at-the-market offerings, net	—	17,932
Proceeds from issuance of common stock through follow-on offering, net	—	218,157
Proceeds from issuance of common stock through exercise of stock options	17	2,332
Proceeds from issuance of common stock via employee stock purchase plan	653	1,129
Net cash provided by financing activities	670	269,353
Net (decrease) increase in cash, cash equivalents, and restricted cash	(32,584)	8,033
Cash, cash equivalents, and restricted cash at beginning of period	126,406	146,443
Cash, cash equivalents, and restricted cash at end of period	$93,822	$154,476
Supplemental disclosure of non-cash activities:
Periodic change in additions of property and equipment within current liabilities	$(35)	$(1,579)
Periodic change in costs to obtain license agreement within current liabilities	$(2,508)	$—
Operating lease assets obtained in exchange for operating lease liabilities	$6,908	$—

Reconciliation of Cash, Cash Equivalents, and Restricted Cash from Balance Sheets to Statement of Cash Flows

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash and cash equivalents	$91,564	$152,357
Restricted cash	2,258	2,119
Cash, cash equivalents, and restricted cash per statements of cash flows	$93,822	$154,476

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

The Company has incurred net operating losses since inception and had an accumulated deficit of $2.0 billion as of September 30, 2025. The Company expects that its existing cash, cash equivalents, and investments as of September 30, 2025 will enable it to fund its planned operating expenses and capital expenditures for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2025, the condensed consolidated results of its operations for the three and nine months ended September 30, 2025 and 2024, and condensed consolidated cash flows for the nine months ended September 30, 2025 and 2024. The condensed consolidated financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are unaudited. The condensed consolidated results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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

The following tables illustrates information about segment revenue, significant segment expenses, and segment net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
License and other revenue	$—	$—	$8,355	$10,007
Less:
Research and development expenses
External costs for programs in clinical trials	$33,983	$20,564	$78,144	$74,550
External costs for platform technologies and preclinical programs	6,701	19,770	34,108	58,821
Employee related expenses (1)	12,942	18,451	44,856	55,373
Other expenses (2)	4,452	5,579	15,783	16,341
General and administrative expenses (3)	6,038	8,154	25,262	24,983
Other segment expenses (income)
Depreciation expense	748	1,367	2,958	4,130
Stock compensation expense in research and development expenses	9,530	11,084	30,526	42,368
Stock compensation expense in general and administrative expenses	5,997	11,400	18,826	34,136
Change in fair value of contingent consideration liability	—	—	—	(13,206)
Interest income	(6,407)	(8,274)	(21,325)	(25,772)
Other expense (income)	165	10	806	(13)
Segment net loss	(74,149)	(88,105)	(221,589)	(261,704)
Reconciliation to consolidated net loss:
Adjustments or reconciling items	—	—	—	—
Consolidated net loss	$(74,149)	$(88,105)	$(221,589)	$(261,704)

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

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2025:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$84,699	$—	$—	$84,699
Total cash equivalents	84,699	—	—	84,699
Investments:
U.S. treasury bills	—	429,238	—	429,238
U.S. agency securities	—	75,629	—	75,629
Total investments	—	504,867	—	504,867
Total assets	$84,699	$504,867	$—	$589,566
Liabilities
Contingent Milestone Payments	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$122,128	$—	$—	$122,128
Total cash equivalents	122,128	—	—	122,128
Investments:
U.S. treasury bills	—	564,083	—	564,083
U.S. agency securities	—	92,953	—	92,953
Total investments	—	657,036	—	657,036
Total assets	$122,128	$657,036	$—	$779,164
Liabilities
Contingent Milestone Payments	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

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

The Company classified the Contingent Milestone Payments within Level 3 of the fair value hierarchy. Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"), the Company has accounted for the Contingent Milestone Payments as a liability and remeasured the fair value at each reporting period based on the probability of achieving the contingent milestones and timing. Significant judgment has been used in determining the underlying assumptions. In connection therewith, the liability was recorded at $0 on the condensed consolidated balance sheet as of September 30, 2025.

The Company has not accounted for the Contingent Earnout Payments as derivatives under ASC Topic 815, Derivatives and Hedging ("ASC 815"). As such, they were only measured at fair value as of the acquisition date and have not been re-assessed at fair value as of each reporting period end. During the year ended December 31, 2024, the contingency was resolved without the consideration becoming payable. Therefore, no amount was recorded for the Contingent Earnout Payments on the condensed consolidated balance sheet as of September 30, 2025.

The following table reconciles the change in the contingent consideration liability:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Balance at beginning of period	$—	$—	$—	$13,206
Change in fair value of Contingent Milestone Payments	—	—	—	(8,206)
Change in fair value of Contingent Earnout Payments	—	—	—	(5,000)
	$—	$—	$—	$—

5. Investments

The fair value of available-for-sale investments by type of security was as follows:

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$385,507	$441	$(161)	$385,787
U.S. agency securities	45,867	64	(34)	45,897
Total investments with a maturity of one year or less	431,374	505	(195)	431,684

U.S. treasury bills	43,241	210	—	43,451
U.S. agency securities	29,759	17	(44)	29,732
Total investments with a maturity of one to two years	73,000	227	(44)	73,183
Total investments	$504,374	$732	$(239)	$504,867

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$245,208	$516	$(35)	$245,689
U.S. agency securities	51,153	123	—	51,276
Total investments with a maturity of one year or less	296,361	639	(35)	296,965

U.S. treasury bills	319,625	376	(1,607)	318,394
U.S. agency securities	42,041	14	(378)	41,677
Total investments with a maturity of one to two years	361,666	390	(1,985)	360,071
Total investments	$658,027	$1,029	$(2,020)	$657,036

The following tables summarize the Company's available-for-sale debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$49,940	$(24)	$129,871	$(137)	$179,811	$(161)
U.S. agency securities	19,904	(44)	26,044	(34)	45,948	(78)
Total	$69,844	$(68)	$155,915	$(171)	$225,759	$(239)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$258,196	$(1,642)	$—	$—	$258,196	$(1,642)
U.S. agency securities	35,455	(378)	—	—	35,455	(378)
Total	$293,651	$(2,020)	$—	$—	$293,651	$(2,020)

As summarized in the tables immediately above, the Company held 44 and 58 debt securities that were in an unrealized loss position as of September 30, 2025 and December 31, 2024, respectively. The unrealized losses at September 30, 2025 and December 31, 2024 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

6. Common Stock

Each share of common stock entitles the stockholder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of September 30, 2025, no dividends had been declared.

At-the-Market Offerings

In August 2021, the Company entered into a sales agreement (the "2021 Sales Agreement") with Cowen and Company, LLC ("Cowen"), pursuant to which the Company could offer and sell shares of its common stock having aggregate gross proceeds of up to $300.0 million from time to time in "at-the-market" offerings through Cowen, as the Company’s sales agent.

As of September 30, 2024, the Company had sold a total of 4,915,669 shares of common stock under the 2021 Sales Agreement at a weighted-average price of $10.06 per share. The Company received $48.2 million in proceeds therefrom, which were net of $1.2 million in commissions paid to Cowen.

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

As of September 30, 2025, no shares of common stock had been sold under the 2024 Sales Agreement.

Private Placement

In January 2024, the Company entered into a securities purchase agreement with Nextech Crossover I SCP for the private placement of 2,500,000 shares of common stock at $12.00 per share (the "Private Placement"). The Company received $29.8 million in proceeds from the Private Placement, which were net of $0.2 million in offering expenses.

7. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Net loss	$(74,149)	$(88,105)	$(221,589)	$(261,704)
Net loss per share, basic and diluted	$(0.43)	$(0.63)	$(1.30)	$(1.94)
Weighted average shares of common stock, basic and diluted	172,389,209	140,229,056	170,973,889	134,651,728

For the three and nine months ended September 30, 2025 and 2024, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. In computing diluted net loss per share for the three and nine months ended September 30, 2025 and 2024, the Company excluded the following potentially dilutive securities, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period.

	Three and Nine Months Ended September 30,
	2025	2024
Options outstanding to purchase common stock	20,178,393	15,132,362
Unvested and outstanding restricted stock units	3,897,341	8,817,355
	24,075,734	23,949,717

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

During the three months ended September 30, 2025 and 2024, the Company recognized $0 of revenue from the Genentech Agreement.

During the nine months ended September 30, 2025 and 2024, the Company recognized $0 and $10.0 million, respectively, of revenue from the Genentech Agreement.

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

As of September 30, 2025, consideration under the Elevar Agreement totaled $8.4 million, which included $5.0 million in upfront consideration and $3.4 million for the transfer of active pharmaceutical ingredient and other materials. The Company is also eligible to receive up to $495.0 million in regulatory and commercial milestone payments, as well as tiered royalties.

During the three months ended September 30, 2025, the Company recognized $0 of revenue from the Elevar Agreement.

During the nine months ended September 30, 2025, the Company recognized $8.4 million of revenue from the Elevar Agreement.

9. Commitments and Contingencies

Intellectual Property License

In August 2016, the Company and D.E. Shaw Research, LLC ("D.E. Shaw Research") entered into the Collaboration and License Agreement, which was most recently amended in 2023 ("DESRES Agreement"). During the three and nine months ended September 30, 2025 and 2024, there were no material changes to the contractual terms of the DESRES Agreement. Accordingly, there were no changes to the Company’s accounting treatment thereon through September 30, 2025.

For the three months ended September 30, 2025 and 2024, the Company recorded research and development expenses of $1.2 million and $2.3 million, respectively, under the DESRES Agreement on its condensed consolidated statement of operations and comprehensive loss.

For the nine months ended September 30, 2025 and 2024, the Company recorded research and development expenses of $8.6 million and $7.2 million, respectively, under the DESRES Agreement on its condensed consolidated statement of operations and comprehensive loss.

As of September 30, 2025 and December 31, 2024, the Company had prepaid balances of $0 and $5.9 million, respectively, under the DESRES Agreement on its condensed consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, the Company had accrued expense and accounts payable balances of $0 and $0.1 million under the DESRES Agreement on its condensed consolidated balance sheets.

Other Arrangements

The Company has certain other research and license arrangements and other collaborations with third parties, which provide the Company with specified research and/or development services.

10. Long-Lived Assets

During the nine months ended September 30, 2025, (a) over 70 employees were involuntarily terminated by the Company, (b) the Company terminated its operating lease for 46,631 square feet of office and laboratory space at 399 Binney Street, Cambridge, MA ("399 Binney"), and (c) the Company executed an operating lease for 12,190 square feet of office space in Building 300 at One Kendall Square, Cambridge, MA ("300 OKS").

In the context of certain long-lived assets, the Company accounted for the events summarized above as follows.

Intangible Asset

In connection with the acquisition of ZebiAI in April 2021, the Company recorded an intangible asset for the assembled workforce of $2.3 million. Subsequent to the termination of over 70 employees in the nine months ended September 30, 2025, as noted above, the Company concluded there is no ongoing benefit from the assembled workforce. Therefore, the intangible asset was considered to be impaired and written-off within research and development expenses during the nine months ended September 30, 2025.

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

The following table summarizes the adjustments above and reconciles to the net amount as of June 3, 2025:

June 3, 2025
(in thousands)
Assets:
Operating lease assets	$13,190
Liabilities:
Operating lease liabilities	$(3,127)
Operating lease liabilities, net of current portion	(12,060)
Total operating lease liabilities	$(15,187)
Other:
Termination Payment	$2,452
Net:
Carryover to 300 OKS	$455

In the table above, the net amount of $0.5 million was recorded as an addition to the calculated amount of the operating lease asset upon commencement at 300 OKS during the nine months ended September 30, 2025, since the agreements were executed contemporaneously and amongst the same parties, as noted below. The amount is expected to be amortized as rent expense over the term of the lease at 300 OKS.

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

Although the Company was only obligated to start paying rent under the lease at 300 OKS on July 3, 2025, the Company could physically access and benefit from the space upon lease execution, or June 3, 2025. Therefore, the Company recorded an operating lease asset and liability during the three months ended June 30, 2025, which included $0.5 million from the net impact of terminating the lease at 399 Binney, as amended, on June 3, 2025. The operating lease expires in February 2030 and there are no renewal options.

The following table summarizes the presentation of amounts recorded on the Company’s condensed consolidated balance sheets for the operating lease at 300 OKS as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Assets:
Operating lease assets	$6,867	$—
Liabilities:
Operating lease liabilities	$572	$—
Operating lease liabilities, net of current portion	2,656	—
Total operating lease liabilities	$3,228	$—

The following table summarizes the effect of lease costs for the operating lease at 300 OKS on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Research and development expenses	$373	$—	$498	$—
General and administrative expenses	54	—	73	—
	$427	$—	$571	$—

During the three months ended September 30, 2025, the Company made payments of $0.2 million under the operating lease for 300 OKS.

During the nine months ended September 30, 2025, the Company made payments of $3.8 million under the operating lease for 300 OKS, which included the Relocation Payment of $3.5 million.

As of September 30, 2025, the minimum lease payments for the Company’s operating lease at 300 OKS for the next five years and thereafter are expected to be as follows:

Year Ending December 31,	Amount (in thousands)
2025	216
2026	875
2027	899
2028	924
2029	949
Thereafter	160
Total lease payments	4,023
Less: interest	(795)
Present value of operating lease liabilities	$3,228

The weighted-average remaining lease term and weighted-average discount rate of the Company's operating lease at 300 OKS were 4.41 years and 10.0%, respectively, at September 30, 2025.

11. Subsequent Events

In preparing the condensed consolidated interim financial statements as of September 30, 2025 and for the three months then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements, except as otherwise described in the notes above.

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

•
Breast Cancer and Solid Tumors
o
ReDiscover Trial. In December 2021, we dosed the first patient in a first-in-human clinical trial for RLY-2608, or the ReDiscover Trial. Since then, we have predominantly focused on evaluating RLY-2608 in combination with fulvestrant for patients with HR+, HER2–, PI3Kα-mutated, locally advanced or metastatic breast cancer. We are also advancing three triplet combination arms with RLY-2608, fulvestrant and the cyclin dependent kinase 4/6, or CDK 4/6, inhibitors, ribociclib or palbociclib, or atirmociclib, the investigative selective-CDK4 inhibitor from Pfizer Inc., or Pfizer. In the second quarter of 2025, we initiated a global Phase 3 registrational study, or the ReDiscover-2 Trial, which evaluates the safety and efficacy of RLY-2608 plus fulvestrant in PI3Kα-mutated, HR+/HER2- advanced breast cancer patients previously treated with a CDK4/6 inhibitor. The comparator arm in the ReDiscover-2 Trial is capivasertib plus fulvestrant.
o
Clinical Data. In June 2025, we announced updated interim clinical data for the RLY-2608 plus fulvestrant arm of the ReDiscover Trial with a data cut-off date of March 26, 2025. This updated interim data is consistent with prior interim results, showing 10.3-month median progression free survival, or PFS, overall and 11.0-month median PFS in second-line patients with PI3Kα-mutated, HR+/HER2- metastatic breast cancer. The updated interim clinical data show that RLY-2608 plus fulvestrant was generally well tolerated in the 118 patients treated across all doses as of the March 26, 2025 data cut-off date and the overall tolerability profile consisted of mostly low-grade treatment-related adverse events that were manageable and reversible. We believe that, overall, while the clinical data from the ReDiscover Trial disclosed to date are preliminary, the data suggest differentiated interim efficacy signals in the specified patient population and support selective target engagement across doses and mutation types with an encouraging interim safety and tolerability profile.
•
Vascular Malformations
o
ReInspire Trial. In the first quarter of 2025, we initiated the global Phase 1/2 clinical trial for RLY-2608 in patients with PIK3CA-related overgrowth spectrum, or PROS, and malformations driven by PIK3CA mutations, or the ReInspire Trial. Enrollment is continuing in this clinical trial.

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

In December 2024, we entered into an exclusive global licensing agreement, or the Elevar Agreement, with Elevar Therapeutics, Inc., or Elevar, pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib. Under the terms of the Elevar Agreement, we received $5.0 million in upfront consideration and $3.4 million in conjunction with the transfer of active pharmaceutical ingredient and other materials as of September 30, 2025. We are eligible to receive up to $495.0 million in regulatory and commercial milestone payments, as well as tiered royalties.

In September 2024, we completed a public offering, or the September 2024 Offering, of 32,857,143 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 4,285,714 shares, at an offering price of $7.00 per share. We received proceeds of $218.2 million, which was net of $11.8 million in underwriting discounts and other offering expenses.

In August 2024, we entered into a sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or TD Securities, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through TD Securities, as our sales agent. As of September 30, 2025, we have not sold any shares under the 2024 Sales Agreement.

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

Inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as public health crises, global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section "Risk Factors" in this Quarterly Report on Form 10-Q. We do not believe that such factors had a material adverse impact on our results of operations during the three and nine months ended September 30, 2025 and 2024.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $221.6 million and $261.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $2.0 billion. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate significant operating losses for at least the next several years.

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

We believe our cash, cash equivalents, and investments of $596.4 million as of September 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change
	2025	2024
	(in thousands)
License and other revenue	$—	$—	$—
Operating expenses:
Research and development expenses	68,262	$76,619	$(8,357)
Change in fair value of contingent consideration liability	—	—	—
General and administrative expenses	12,129	19,750	(7,621)
Total operating expenses	80,391	96,369	(15,978)
Loss from operations	(80,391)	(96,369)	15,978
Other income, net	6,242	8,264	(2,022)
Net loss	$(74,149)	$(88,105)	$13,956

Revenue

During the three months ended September 30, 2025 and 2024, the Company recognized $0 of revenue.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change
	2025	2024
	(in thousands)
External costs for programs in clinical trials	$33,983	$20,564	$13,419
External costs for platform technologies and preclinical programs	6,701	19,770	(13,069)
Employee related expenses	22,472	29,535	(7,063)
Other expenses	5,106	6,750	(1,644)
Total research and development expenses	$68,262	$76,619	$(8,357)

Research and development expenses were $68.3 million for the three months ended September 30, 2025 compared to $76.6 million for the three months ended September 30, 2024. The decrease of $8.4 million was primarily due to the series of strategic choices made to streamline the research organization throughout 2024 and 2025, as well as cost avoidance on continued development of lirafugratinib after execution of the Elevar Agreement in December 2024, offset by increases in costs related to the ReDiscover-2 Trial and ReInspire Trial.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability under the Merger Agreement with ZebiAI was $0 for the three months ended September 30, 2025 and 2024. During the year ended December 31, 2024, the Contingent Milestone Payments and Contingent Earnout Payments were both reduced to $0. During the three months ended September 30, 2025, there were no further changes to such amounts.

General and Administrative Expenses

General and administrative expenses were $12.1 million for the three months ended September 30, 2025 compared to $19.8 million for the three months ended September 30, 2024. The decrease of $7.6 million was primarily due to a decrease in stock compensation expense, as well as other employee compensation costs.

Other Income, Net

Other income, net, was $6.2 million for the three months ended September 30, 2025 compared to $8.3 million for the three months ended September 30, 2024. The decrease of $2.0 million was primarily a result of changes in the amounts invested between periods, as well as fluctuations in interest rates.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Change
	2025	2024
	(in thousands)
License and other revenue	$8,355	$10,007	$(1,652)
Operating expenses:
Research and development expenses	205,968	$251,014	$(45,046)
Change in fair value of contingent consideration liability	—	(13,206)	13,206
General and administrative expenses	44,495	59,688	(15,193)
Total operating expenses	250,463	297,496	(47,033)
Loss from operations	(242,108)	(287,489)	45,381
Other income, net	20,519	25,785	(5,266)
Net loss	$(221,589)	$(261,704)	$40,115

Revenue

During the nine months ended September 30, 2025, the Company recognized $8.4 million of revenue from the Elevar Agreement, as each of the Company's performance obligations thereunder were completed in the current period.

During the nine months ended September 30, 2024, the Company recognized $10.0 million of revenue from the Genentech Agreement, specifically in connection with a milestone achieved thereunder in the prior period.

Research and Development Expenses

The following summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Change
	2025	2024
	(in thousands)
External costs for programs in clinical trials	$78,144	$74,550	$3,594
External costs for platform technologies and preclinical programs	34,108	58,821	(24,713)
Employee related expenses	75,382	97,741	(22,359)
Other expenses	18,334	19,902	(1,568)
Total research and development expenses	$205,968	$251,014	$(45,046)

Research and development expenses were $206.0 million for the nine months ended September 30, 2025 compared to $251.0 million for the nine months ended September 30, 2024. The decrease of $45.0 million was primarily due to the series of strategic choices made to streamline the research organization throughout 2024 and 2025, as well as cost avoidance on continued development of lirafugratinib after execution of the Elevar Agreement in December 2024, offset by increases in costs related to the ReDiscover-2 Trial and ReInspire Trial.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability under the Merger Agreement with ZebiAI was $0 for the nine months ended September 30, 2025 compared to a decrease of $13.2 million for the nine months ended September 30, 2024. During the year ended December 31, 2024, the Contingent Milestone Payments and Contingent Earnout Payments were both reduced to $0. During the nine months ended September 30, 2025, there were no further changes to such amounts.

General and Administrative Expenses

General and administrative expenses were $44.5 million for the nine months ended September 30, 2025 compared to $59.7 million for the nine months ended September 30, 2024. The decrease of $15.2 million was primarily due to a decrease in stock compensation expense, as well as other employee costs, partially offset by costs to obtain the Elevar Agreement, which were expensed commensurate with the timing of revenue recognized during the nine months ended September 30, 2025.

Other Income, Net

Other income, net, was $20.5 million for the nine months ended September 30, 2025 compared to $25.8 million for the nine months ended September 30, 2024. The decrease of $5.3 million was primarily a result of changes in the amounts invested between periods, as well as fluctuations in interest rates.

Liquidity and Capital Resources

As of September 30, 2025, we had cash, cash equivalents, and investments of $596.4 million.

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

In December 2024, we entered into the Elevar Agreement pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib. As of September 30, 2025, we had received $5.0 million in upfront consideration and $3.4 million in conjunction with the transfer of active pharmaceutical ingredient and other materials from Elevar pursuant to the Elevar Agreement.

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

In August 2024, we also entered into the 2024 Sales Agreement with TD Securities, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through TD Securities, as our sales agent. As of September 30, 2025, we have not sold any shares under the 2024 Sales Agreement.

In January 2024, we entered into a securities purchase agreement with Nextech Crossover I SCP for the Private Placement. We received $29.8 million in proceeds from the Private Placement, which were net of $0.2 million in offering expenses.

Through the Termination Date, we received $120.0 million in upfront and milestone payments from Genentech pursuant to the Genentech Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash used in operating activities	$(190,590)	$(191,239)
Cash provided by (used in) investing activities	157,336	(70,081)
Cash provided by financing activities	670	269,353
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(32,584)	$8,033

Operating Activities

During the nine months ended September 30, 2025, we used $190.6 million of cash on operating activities, resulting from our net loss of $221.6 million and cash used to fund changes in our operating assets and liabilities of $20.5 million, offset by non-cash charges of $51.5 million.

During the nine months ended September 30, 2024, we used $191.2 million of cash on operating activities, resulting from our net loss of $261.7 million, offset by non-cash charges of $57.3 million and cash provided by changes in our operating assets and liabilities of $13.2 million.

Investing Activities

During the nine months ended September 30, 2025, net cash provided by investing activities was $157.3 million, consisting of $157.7 million in proceeds from net maturities and sales of investments, offset by $0.4 million for the acquisition of property and equipment.

During the nine months ended September 30, 2024, net cash used in investing activities was $70.1 million, consisting of $68.1 million in proceeds from net purchases of investments and $2.0 million for the acquisition of property and equipment.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $0.7 million, consisting of $0.7 million in proceeds from the exercise of stock options and purchases under our 2020 Employee Stock Purchase Plan, or ESPP.

During the nine months ended September 30, 2024, net cash provided by financing activities was $269.4 million, consisting of $265.9 million in net proceeds from the Private Placement, at-the-market offerings, and the September 2024 Offering, as well as $3.5 million in proceeds from the exercise of stock options and purchases under our ESPP.

Funding Requirements

We expect to continue to incur significant expenses in connection with our ongoing clinical development activities related to our product candidates and the ongoing preclinical development activities of our other programs. In addition, we continue to incur additional costs associated with operating as a public company.

As of September 30, 2025, we had cash, cash equivalents, and investments of $596.4 million. We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments during the three months ended September 30, 2025. For more information on our contractual obligations and commitments, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as Note 9,

Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025, the notes to our audited financial statements appearing in our Annual Report on Form 10-K, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through September 30, 2025 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of September 30, 2025, our cash equivalents consisted of money market funds. As of September 30, 2025, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes in federal interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2025, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of September 30, 2025, we had no debt outstanding and, therefore, are not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates), but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the three and nine months ended September 30, 2025 and 2024. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar if and/or as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 18, 2024, David Hayes, or the Plaintiff, an alleged Relay Therapeutics stockholder, derivatively and on behalf of us as a nominal defendant, filed a complaint in the Court of Chancery of the State of Delaware, or the Court, captioned Hayes v. Borisy, et al. (C.A. No. 2024-1309-PAF), or the Derivative Complaint, against certain of our directors and officers, or the Defendants. The Derivative Complaint alleges that, in 2021, 2022, and 2023, the Defendants awarded the members of our Board of Directors excessive compensation. The Derivative Complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and breach of fiduciary duty of disclosure. The Derivative Complaint seeks a judgment against the Defendants declaring that Plaintiff may maintain the action on behalf of us and that he is an adequate representative of us; awarding to us the damages sustained as a result of the breaches of fiduciary duty and unjust enrichment alleged against the Defendants; directing us to take all necessary actions to reform and improve an effective system of corporate governance and internal procedures; awarding us restitution from the Defendants; ordering the Defendants to disgorge and pay to us or cancel all profits, benefits, and other compensation obtained; awarding Plaintiff costs and disbursements of the action, including reasonable attorneys’, accountants’, and experts’ fees, costs, and expenses; and granting such other relief that the Court deems just and proper. On January 24, 2025, we, as nominal defendants, and the Defendants separately answered the complaint. The case is now in discovery. We are unable to predict the outcome, or the reasonably possible loss or range of loss, if any, related to this matter.

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
•
we may not be able to adequately project the timing and quantity of our product candidates, other therapies used in our clinical trials or any other materials necessary to conduct clinical trials of our product candidates or the supply or quality of such product candidates, other therapies or materials may be insufficient or inadequate; and
•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the clinical trials, or reports may arise from nonclinical studies or clinical testing of other therapies that raise safety or efficacy concerns about our product candidates.

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

We are also evaluating RLY-2608 and may in the future evaluate other current product candidates or any future product candidates in combination with one or more cancer or other therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities. For example, in June 2024, we entered into a clinical trial collaboration with Pfizer to evaluate atirmociclib, Pfizer’s investigative selective-CDK4 inhibitor, in combination with RLY-2608 and fulvestrant in patients with PI3Kα-mutated, HR+, HER2- metastatic breast cancer and are evaluating this combination in our ReDiscover Trial. We will not be able to market and sell any of our product candidates we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval. In addition, unapproved therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, supply and/or manufacturing issues, delay in their clinical trials, and lack of FDA approval.

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

Many of the companies that we compete against or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or earlier stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, we cannot predict whether our current competitive advantages will remain in place in the future. If these or other barriers to entry do not remain in place, other companies may be able to more directly or effectively compete with us.

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

Under the DESRES Agreement, as amended, we collaborated with D. E. Shaw Research to develop various protein models. Any disagreements or disputes with D.E. Shaw Research could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition to the computational tools and capabilities we have developed internally, during the initial research term under the DESRES Agreement, we collaborated with D. E. Shaw Research to develop various protein models to make predictions as to how molecules might move in connection with identifying potential new biological targets and prospective drug compounds. There can be no assurance these protein models, or the technology used by D. E. Shaw Research to develop them, provided reliable data or target information, or that the findings from these activities and our subsequent validation efforts will translate into the ability to develop therapeutically effective compounds. The initial research term under the DESRES Agreement ended on August 16, 2025 and we are not currently collaborating with D.E. Shaw Research on any of our active preclinical programs. While we also have other computational collaborations, such collaborations do not provide a direct substitute for the technology made available through our collaboration with D. E. Shaw Research. The expiration of the initial research term under the DESRES Agreement requires us to rely more heavily on these other collaborations and our own internal resources with respect to our preclinical programs.

Furthermore, while the expiration of the initial research term under the DESRES Agreement will not directly impact the development of our lead product candidate, we cannot predict the effects such expiration may have on our ability to discover and develop new product candidates. In particular, the technologies accessed through D. E. Shaw Research, including the Anton 2 supercomputer, are useful aspects of our Dynamo® platform, and we do not currently have access to another source of computational power comparable to that provided by the Anton 2 supercomputer.

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $221.6 million and $261.7 million for the nine months ended September 30, 2025 and 2024, respectively. We had an accumulated deficit of $2.0 billion as of September 30, 2025. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our Dynamo® drug discovery platform and product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect their rights as a common stockholder. We may offer and sell up to an aggregate amount of $250.0 million of our common stock from time to time in "at the market" offerings pursuant to the sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or TD Securities, subject to the limitations thereof. As of September 30, 2025, we have not sold any shares of common stock under the 2024 Sales Agreement. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Our commercial success will depend in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates, and our core technologies, including our novel target discovery technology and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Other than our Eurasian, Japanese, Korean, Chilean and U.S. patents relating to RLY-2608 and our U.S. and foreign patents relating to lirafugratinib (RLY-4008), we do not own or in-license any issued patents relating to our platform or our product candidates under clinical development.

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

These and similar issues may arise with respect to our collaboration agreements, such as our DESRES Agreement, as amended. While the initial research term has ended under the DESRES Agreement, there can be no assurance that a dispute between the parties will not arise. These disputes may involve ownership or control of intellectual property rights, exclusivity obligations, diligence and payment obligations, for example.

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

As we enroll subjects in our ongoing or future clinical trials, we may be subject to additional data collection restrictions. Privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data of individuals in the EEA, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to having a legal basis for processing personal data, stricter requirements relating to the processing of sensitive data (such as health data), where required by GDPR, obtaining consent of the individuals to whom personal data relates, providing notice to the individuals to whom the personal data relates regarding data processing activities, implementing safeguards to protect the privacy and security of personal data, implementing processes to handle requests from individuals to exercise their data protection rights, maintaining records of our processing activities and to document data protection impact assessments where there is high risk processing, providing notification of data breaches in certain circumstances, and taking certain measures when engaging third-party processors or sub-processors. The GDPR focuses on accountability of controllers (such as us) and requires us to put in place all technical and organizational measures (privacy by design and by default) to ensure that we meet our obligations. Penalties under the GDPR include fines of up to €10,000,000 or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to €20,000,000 or up to 4% of our total worldwide annual turnover for more serious offenses. EEA Member States have adopted implementing national laws to implement the GDPR which may partially deviate from the GDPR, and the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country, so we do not expect to operate in a uniform legal landscape in the EU.

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

We may use and integrate artificial intelligence into our business processes, and this innovation presents risks and challenges that could affect its adoption and, therefore, our business. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development, and compliance in this area. For example, the EU’s Artificial Intelligence Act, or the AI Act, — the world’s first comprehensive AI law — entered into force in June 2024 and, with some exceptions, becomes effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. In the future, if we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Our vendors may in turn incorporate artificial intelligence tools into their offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

In August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delaying until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the One Big Beautiful Bill Act of 2025, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. Although the effects of the IRA on our business and the healthcare industry in general are not yet known, we are taking into consideration the potential impact of the IRA on our development and commercialization activities.

On April 15, 2025, the Trump administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, global health concerns, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. On October 1, 2025, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If the shutdown continues for a prolonged period of time, it could result in significant delays in the of FDA's ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could have a material adverse effect on our business.

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

Risks Related to Employee Matters and Managing Growth

Risks Related to Employee Matters

Our future success depends on our ability to retain key executives and experienced scientific and clinical personnel to attract, retain and motivate qualified personnel.

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

As of September 30, 2025, we had 188 full-time employees. In the future, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $1.77 to an intraday high of $64.37 through October 31, 2025. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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

As of September 30, 2025, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 50.5% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

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

RELAY THERAPEUTICS, INC.

Date: November 6, 2025	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)