Form 10-K
period 2025-12-31
Relay Therapeutics, Inc.
filed 2026-02-26
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the Registrant based on the closing price of the Registrant’s common stock as reported on the Nasdaq Global Market on June 30, 2025, the last business day of the Registrant’s most recently completed second quarter, was approximately $585.5 million. In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 20, 2026 was 178,725,809.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2026 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2025. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Item 1. Business.

Overview

We are a clinical-stage, small molecule precision medicine company developing potentially life-changing therapies for patients living with cancer and genetic disease. Our Dynamo® platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable or inadequately addressed.

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

We are advancing a pipeline of medicine candidates to address targets in precision oncology and genetic disease, including zovegalisib (RLY-2608), our lead product candidate discussed below.

Zovegalisib (RLY-2608). Zovegalisib is the first known allosteric, pan-mutant and isoform-selective phosphoinostide 3 kinase alpha, or PI3Kα, inhibitor in clinical development. It is the lead program in our efforts to discover and develop mutant selective inhibitors of PI3Kα.

•
Breast Cancer and Solid Tumors
•
ReDiscover Trial. In December 2021, we dosed the first patient in a first-in-human clinical trial for zovegalisib, or the ReDiscover Trial. Since then, we have predominantly focused on evaluating zovegalisib in combination with fulvestrant for patients with HR+, HER2–, PI3Kα-mutated, locally advanced or metastatic breast cancer. We are also advancing triplet combination arms with zovegalisib, fulvestrant and cyclin dependent kinase 4/6, or CDK 4/6, inhibitors, or atirmociclib, the investigative selective-CDK4 inhibitor from Pfizer Inc., or Pfizer. In the second quarter of 2025, we initiated a global Phase 3 registrational study, or the ReDiscover-2 Trial, which is designed to evaluate the safety and efficacy of zovegalisib plus fulvestrant in PI3Kα-mutated, HR+/HER2- advanced breast cancer patients previously treated with a CDK4/6 inhibitor. The comparator arm in the ReDiscover-2 Trial is capivasertib plus fulvestrant. In February 2026, we announced that the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy designation to zovegalisib in combination with fulvestrant for the treatment of adults with PIK3CA mutant HR+/HER2- locally advanced or metastatic breast cancer following recurrence or progression on or after treatment with a CDK4/6 inhibitor.

•
Clinical Data. In June 2025, we announced updated interim clinical data for the zovegalisib plus fulvestrant arm of the ReDiscover Trial with a data cut-off date of March 26, 2025, and in December 2025, we announced an efficacy subset analysis of interim clinical data for zovegalisib at the San Antonio Breast Cancer Symposium 2025 with a data cut-off date of October 15, 2025. These interim clinical data are discussed further below in "Our Product Pipeline and Programs —Our Lead Product Candidate – Breast Cancer and Solid Tumors - Interim Clinical Data." We believe that while the clinical data from the ReDiscover Trial disclosed to date are preliminary, the data suggest differentiated interim efficacy signals in the specified patient population and support selective target engagement across doses and mutation types with an encouraging interim safety and tolerability profile.
•
Vascular Anomalies
•
ReInspire Trial. In the first quarter of 2025, we initiated the global Phase 1/2 clinical trial for zovegalisib in patients with PIK3CA-related overgrowth spectrum, or PROS, and vascular anomalies driven by PIK3CA mutations, or the ReInspire Trial. Enrollment is continuing in this clinical trial.

In addition to the programs mentioned above, we are progressing our NRAS-selective inhibitor, RLY-8161, to address NRAS-mutated solid tumors as well as our non-inhibitory chaperone for Fabry disease. We are also advancing early-stage discovery programs across both precision oncology and genetic diseases.

Our Strategy

Our mission is to leverage unique insights into protein motion to transform the lives of patients suffering from debilitating and life-threatening diseases through the discovery, development and commercialization of small molecule therapies. We believe that, by placing protein motion at the heart of Motion-Based Drug Design discovery, our unique Dynamo® platform has the potential to address previously intractable or inadequately addressed precision medicine targets. To accomplish this, we have built a team that shares our commitment to patients and we intend to rapidly advance our precision medicine pipeline of product candidates with a focus on the highest value opportunities. The key elements of our strategy are to:

Rapidly advance our PI3Kα franchise and other programs through clinical development with the goal of reaching as many patients as possible. We believe that zovegalisib has the potential to address a significant portion of patients globally with HR+, HER2- breast cancer with a PI3Kα mutation, one of the largest patient populations for a precision oncology medicine. We initiated the Phase 3 ReDiscover-2 Trial in the second quarter of 2025 and continue to prioritize development of the zovegalisib doublet and triplet combinations with the aim of reaching breast cancer patients across both CDK4/6-experienced and -naïve settings. Additionally, in the first quarter of 2025, we advanced zovegalisib in vascular anomalies through the initiation of our ReInspire Trial, expanding our PI3Kα franchise to genetic disease. We plan to continue to conduct our clinical studies in genetically-defined patient populations. If we are successful in generating clinically meaningful and differentiated data for our programs, we plan to meet with regulatory authorities to discuss potential approval pathways.

Harness the insights and data generated from our drug discovery platform against intractable or inadequately addressed precision medicine targets, with current focus on oncology and genetic diseases. We are committed to deploying our Dynamo® platform against genetically validated targets, taking on some of the toughest technical drug discovery challenges and creating novel medicines against those targets that can rapidly attain clinical proof-of-concept and address significant unmet medical needs. Our focus is on precision oncology where there are clear genetic driver alterations in the tumor genome, and genetic disease where the causal mutations are present at birth.

Selectively enter into strategic partnerships to maximize the value of our platform and pipeline. We intend to build a fully integrated biopharmaceutical company and independently pursue the development and commercialization of our key product candidates. Given our potential to generate novel product candidates addressing a wide variety of therapeutic indications, we may enter into strategic partnerships around certain targets, product candidates, disease areas or geographies if we believe these collaborations or licenses could accelerate the development and commercialization of our product candidates and allow us to realize additional potential in our product candidates and our platform. For example, in June 2024, we entered into a global clinical trial collaboration with Pfizer for the development of zovegalisib in combination with fulvestrant and atirmociclib, Pfizer's investigative selective-CDK4 inhibitor, in patients with PI3Kα-mutated, HR+, HER2- metastatic breast cancer. Additionally, in December 2024, we entered into an exclusive global licensing agreement, or the Elevar Agreement, with Elevar Therapeutics, Inc., or Elevar, pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib (RLY-4008), our selective oral small molecule inhibitor of fibroblast growth factor receptor 2, or FGFR2. Outside of the Elevar Agreement, we currently retain full development and commercialization rights to our pipeline of active precision medicine programs.

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

Our platform integrates a broad and tailored array of leading edge experimental and computational approaches to gain fundamental insights into protein function. We deploy the power of our Dynamo platform in three key phases of Motion-Based Drug Design discovery. We first understand how to drug the protein by developing a detailed mechanistic understanding of the dynamic behavior of the target protein and by identifying pockets where binding of a small molecule can impact protein function, which allows us to generate a target modulation hypothesis. Our platform then aids in efficient hit identification, or the identification of chemical starting points through an integrated system of experimental and virtual screens. This enables rapid lead optimization until a development candidate is selected by computationally prioritizing compounds for experimental evaluation. As each cycle generates new learnings for both our team and our underlying machine learning models, our successful iteration of this process continuously improves our understanding of protein motion which leads to a more effective and efficient drug discovery process.

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

Our Lead Product Candidate

Our lead product candidate in clinical development, zovegalisib, is the first known investigational allosteric, pan-mutant and isoform-selective inhibitor of PI3Kα, which is discussed further below.

Overview

Zovegalisib is the lead program in our efforts to discover and develop mutant selective inhibitors of PI3Kα. PI3Kα is the most frequently mutated kinase in all cancers and all vascular anomalies. Traditionally, the development of PI3Kα inhibitors has focused on the active, or orthosteric, site. The therapeutic index of orthosteric inhibitors is limited by the lack of clinically meaningful selectivity for mutant versus wild-type PI3Kα and off-isoform activity. Toxicity related to inhibition of wild-type PI3Kα and other PI3K isoforms results in sub-optimal inhibition of mutant PI3Kα with reductions in dose intensity and frequent discontinuation. The Dynamo® platform enabled the discovery of zovegalisib, what we believe to be the first known allosteric, pan-mutant, and isoform-selective PI3Kα inhibitor designed to overcome these limitations. By solving the full-length cryo-electron microscopy, or Cryo-EM, structure of PI3Kα and performing computational long time-scale molecular dynamic simulations to elucidate conformational differences between wild-type and mutant PI3Kα, we were able to leverage these insights to support the design of zovegalisib.

We dosed the first patient in the ReDiscover Trial in December 2021. Since then, we have predominantly focused on evaluating zovegalisib in combination with fulvestrant for patients with HR+, HER2–, PI3Kα-mutated, locally advanced or metastatic breast cancer. We are also advancing triplet combination arms with zovegalisib, fulvestrant and CDK 4/6 inhibitors or atirmociclib, the investigative selective-CDK4 inhibitor from Pfizer. In the second quarter of 2025, we initiated the ReDiscover-2 Trial, which is designed to evaluate the safety and efficacy of zovegalisib plus fulvestrant in PI3Kα-mutated, HR+/HER2- advanced breast cancer patients previously treated with a CDK4/6 inhibitor. The comparator arm in the ReDiscover-2 Trial is capivasertib plus fulvestrant. In February 2026, we announced that the FDA granted Breakthrough Therapy designation to zovegalisib in combination with fulvestrant for the treatment of adults with PIK3CA mutant HR+/HER2- locally advanced or metastatic breast cancer following recurrence or progression on or after treatment with a CDK4/6 inhibitor.

We believe that while the interim clinical data from the ReDiscover Trial disclosed to date are preliminary, the data suggest differentiated interim efficacy signals in the specified patient population and support selective target engagement across doses and mutation types with an encouraging interim safety and tolerability profile. Zovegalisib interim clinical data are discussed in further detail below in "—Interim Clinical Data."

In addition to breast cancer, we have also advanced zovegalisib in genetic disease. In the first quarter of 2025, we initiated the ReInspire Trial for zovegalisib in patients with PROS and anomalies driven by PIK3CA mutations. Enrollment is continuing in this clinical trial.

We believe zovegalisib has the potential, if approved, to address a significant portion of the approximately 140,000 patients with HR+, HER2- breast cancer with a PI3Kα mutation per year in the United States and the estimated 170,000 patients with vascular anomalies driven by a PI3Kα mutation per year in the United States.

Limitations of current PI3Kα inhibitors

Traditionally, the development of PI3Kα inhibitors has focused on the active, or orthosteric site. This site and its location make selectivity for PI3Kα over other PI3K isoforms and for mutant PI3Kα over wild-type PI3Kα difficult, and they do not enable pan-mutant coverage. Though these existing inhibitors have shown clinical activity in breast cancer as both monotherapy and in combination with hormonal therapy and cell cycle therapy, as well as anecdotal monotherapy responses in patients with PI3Kα mutations in other tumor types, the therapeutic index of such orthosteric inhibitors is limited by the lack of clinically meaningful selectivity for mutant versus wild-type PI3Kα and off-isoform activity. Toxicity related to inhibition of wild-type PI3Kα, other PI3K isoforms, or other nodes in the PI3K pathway results in sub-optimal inhibition of mutant PI3Kα with reductions in dose intensity and frequent discontinuation. These agents are generally limited by high rates of severe hyperglycemia, which is an on-target toxicity, and by gastrointestinal toxicity, which may be related to inhibition of other PI3K family members, including PI3Kδ.

Zovegalisib, the first known investigational allosteric, pan-mutant, and isoform-selective PI3Kα inhibitor, was designed to overcome these limitations. (Figure 1)

Figure 1: Non-selective inhibition of the PI3Kα pathway leads to toxicity challenges.

1. EPIK-B5, SABCS 2025 #RF7-02; 2. FDA Prescribing Information; 3. per CAPItello-291 enrollment criteria; 4. Rash for alpelisib references the cumulative sum of rates of rash and rash maculo-papular from the EPIK-B5 study, and may include overlap. Rash for capivasertib references Cutaneous Adverse Reactions grouped term includes a number of preferred terms listed in FDA Prescribing Information; 5. Stomatitis for alpelisib references the cumulative sum of rates of stomatitis and mucosal inflammation from the EPIK-B5 study, and may include overlap; ReDiscover preliminary data as of 03/26/2025.

Note: These data are derived from different clinical trials at different points in time, with differences in molecule composition, trial design and patient populations. As a result, cross-trial comparisons cannot be made, and no head-to-head clinical trials have been conducted.

Our solution, zovegalisib

Given the existence of mutations in PI3Kα with different biological mechanisms underlying aberrant activity, we believe the broadest opportunity is through the development of "pan-mutant" inhibitors of PI3Kα. Addressing the challenge of mutant selectivity required us to express and then solve the structure of the full-length PI3Kα protein. This structure, which to our knowledge had previously not been solved, represented a technical challenge because PI3Kα is a membrane-bound protein. This type of protein is typically difficult both to purify in large quantities and to crystallize. Nonetheless, we were able to obtain the structure of full-length PI3Kα using Cryo-EM. The three-dimensional structure of PI3Kα was determined by collecting data from two-dimensional electron microscopic projections of thin layers of protein. The resulting three-dimensional protein structure provided us with fundamental insights into the mechanism of activation of PI3Kα and the impact of mutations on its function. The integration of these structural insights with a combination of experimental and computational techniques has led to zovegalisib, the first molecule derived from these efforts and the first known allosteric, pan-mutant and isoform-selective PI3Kα inhibitor in clinical development.

Breast Cancer and Solid Tumors

PI3Kα is the most frequently mutated kinase in all cancers, with oncogenic mutations detected in about 14% of patients with solid tumors. We believe zovegalisib has the potential to address a significant portion of the approximately 140,000 patients with HR+, HER2- breast cancer with a PI3Kα mutation per year in the United States, one of the largest patient populations for a precision oncology medicine.

Clinical Development

The ReDiscover Trial is designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of zovegalisib, and consists of three separate arms (Figure 2). Initial development began with the monotherapy arm assessing zovegalisib as a single agent for patients with unresectable or metastatic solid tumors with PI3Kα mutation. Current development efforts prioritize combination arms for patients with PI3Kα-mutant, HR+, HER2- locally advanced or metastatic breast cancer, including the doublet arm evaluating zovegalisib in combination with fulvestrant and the triplet arm evaluating triplet combinations with CDK4/6 inhibitors and selective CDK4 inhibitor, atirmociclib. Each arm has two parts, a dose escalation (part 1) to determine the maximum tolerated dose and/or recommended Phase 2 dose, followed by a dose expansion (part 2) to evaluate zovegalisib in genomically defined populations.

Figure 2: ReDiscover Trial design.

________

CCOC = clear cell ovarian cancer

We have also initiated the ReDiscover-2 Trial, which is designed to evaluate the safety and efficacy of zovegalisib plus fulvestrant in PI3Kα-mutated, HR+/HER2- advanced breast cancer patients previously treated with a CDK4/6 inhibitor in either the adjuvant or metastatic setting (n=540). The comparator arm in the ReDiscover-2 Trial is capivasertib plus fulvestrant. The ReDiscover-2 Trial is a randomized, open-label, multicenter clinical trial (Figure 3). The Phase 3 dose in the ReDiscover-2 Trial is 400 mg twice daily fed. A positive food effect has been observed when zovegalisib was administered to patients in the fed state, which increased the exposure level of zovegalisib compared to the fasted state. The 400 mg twice daily fed dose has been shown to achieve exposures similar to the 600 mg twice daily fasted dose, which was the dose used in the ReDiscover Trial expansion cohorts for which we have reported the interim clinical data described below.

Figure 3: Phase 3 ReDiscover-2 Trial.

__________

1. Disease progression during or within 1 year of completing adjuvant therapy; 2. Applies to chemotherapy administered in the advanced setting.

In February 2026, we announced that the FDA granted Breakthrough Therapy designation to zovegalisib in combination with fulvestrant for the treatment of adults with PIK3CA mutant HR+/HER2- locally advanced or metastatic breast cancer following recurrence or progression on or after treatment with a CDK4/6 inhibitor.

Interim Clinical Data

In June 2025, we announced updated interim clinical data for the zovegalisib plus fulvestrant arm of the ReDiscover Trial with a data cut-off date of March 26, 2025, or the June 2025 Data, and in December 2025, we announced a subset analysis of interim clinical data for zovegalisib with a data cut-off date of October 15, 2025, or the December 2025 Data.

We presented the June 2025 Data at the American Society of Clinical Oncology 2025 Annual Meeting. As of the March 26, 2025 data cut-off date, the zovegalisib and fulvestrant combination arm of the study had enrolled 118 patients with PI3Kα-mutated, HR+, HER2- locally advanced or metastatic breast cancer across all doses in both the dose escalation and dose expansion portions of the study, including 64 patients at 600 mg twice daily, or BID, administered in the fasted state, which reaches exposures comparable to our Phase 3 dose. Among these 64 patients, 31 had a kinase mutation and 33 had a non-kinase mutation. Twelve patients also had a PTEN or AKT co-mutation and were therefore excluded from the efficacy analysis, consistent with the planned pivotal population. All patients in the zovegalisib and fulvestrant combination arm across doses had received a significant level of prior therapy in the advanced setting, including at least one prior endocrine therapy and at least one prior CDK4/6 inhibitor. Among the 64 patients who received the 600 mg BID fasted dose, 44% of patients (n=28) had received two or more prior lines of therapy.

Among the 52 patients in the zovegalisib and fulvestrant combination arm who received the 600 mg BID fasted dose and did not have a PTEN or AKT co-mutation, as of the March 26, 2025 data cut-off date:

•
The median follow-up was 12.5 months;
•
The median progression free survival, or PFS, was 10.3 months for all patients and 11 months for second line, or 2L, patients;
o
For 2L patients, median PFS was 18.4 months for patients with kinase mutations and 8.5 months for patients with non-kinase mutations;
•
Clinical benefit rate, or CBR, was 67% across all patients (35 of 52 CBR-evaluable patients; CBR defined as the proportion of patients with complete response, partial response or stable disease for at least 24 weeks);

•
Among the 31 patients with measurable disease, 12 achieved a partial response, or PR (39% confirmed objective response rate, or ORR);
o
81% of patients experienced tumor reductions (25/31);
o
Among the 15 patients with measurable disease who had a kinase mutation, two thirds achieved a PR (67% confirmed ORR; n=10); and
o
Among the 15 patients who had received prior fulvestrant, 6 achieved a PR (40% confirmed ORR).

Zovegalisib in combination with fulvestrant was generally well tolerated in the 118 patients treated across all doses as of the March 26, 2025 data cut-off date. The overall tolerability profile consisted of mostly low-grade treatment-related adverse events, or TRAEs, that were manageable and reversible. Safety outcomes were generally as expected across dose levels based on exposure and consistent with mutant-selective PI3Kα inhibition. Among the 64 patients who received the 600 mg BID fasted dose, as of the March 26, 2025 data cut-off date:

•
The low rate of TRAE-related dose modifications allowed for 92% median dose intensity;
•
Only two patients discontinued treatment due to TRAEs (Grade 1 pruritis; Grade 1 nausea, loss of appetite);
•
The majority of hyperglycemia was Grade 1; only two patients (3%) experienced Grade 3 hyperglycemia; no Grade 4-5 hyperglycemia; and
•
Only 36% of patients experienced a Grade 3 TRAE; no Grade 4-5 TRAEs.

We presented the December 2025 Data at the San Antonio Breast Cancer Symposium 2025, which consisted of an efficacy subset analysis. As of the October 15, 2025 data cut-off date, among the 64 patients who received the 600 mg BID fasted dose, 45% of patients (n=29) had received two or more prior lines of therapy, 52% of patients (n=33) had received prior selective estrogen receptor degrader, or SERD, (includes fulvestrant or oral SERD), and 29% of patients (n=18) had detectable ESR1 mutations at baseline.

The total efficacy population for the December 2025 Data consisted of 52 zovegalisib and fulvestrant patients who received the 600 mg BID fasted dose and did not have a PTEN or AKT co-mutation. Median follow-up was 20.2 months as of the October 15, 2025 data cut-off date. The median PFS was 10.3 months for all patients. Among the total of 31 patients with measurable disease, ORR was 39%. For 2L patients, median PFS was 11.4 months and ORR was 47%. Efficacy was generally consistent across other subsets of patients. As of the October 15, 2025 data cut-off date, for patients who received prior SERD, median PFS was 11.4 months and ORR was 44% (7/16), and for patients who had a detectable ESR1 mutation at baseline, median PFS was 8.8 months and ORR was 60% (6/10).

As of the October 15, 2025 data cut-off date, the overall tolerability profile remained consistent with the June 2025 Data, with TRAEs that were mostly low-grade, manageable and reversible.

We believe that while the clinical data from the ReDiscover Trial disclosed to date are preliminary, the data suggest differentiated interim efficacy signals in the specified patient population and support selective target engagement across doses and mutation types with an encouraging interim safety and tolerability profile.

Vascular Anomalies

Vascular anomalies are a series of rare diseases that occur due to atypical development of lymphatic and/or blood vessels, which enlarge or form tangles, pockets or shunting vessels that cause abnormal blood flow. They can occur in different parts of the body, vary in severity and may cause symptoms such as pain, swelling, skin discoloration, limb asymmetry and functional limits. The anomalies typically grow over time, and, depending on what vessel(s) are involved, can become life-threatening. The primary vessel(s) involved determine the sub-type of anomaly, which can include venous malformations, cerebral cavernous malformations, lymphatic malformations and PIK3CA-related overgrowth spectrum.

PI3Kα is the most common driver mutation among these sub-types, causing an estimated 30-55% of these vascular anomalies. In the U.S., an estimated 170,000 people have one of these sub-types driven by a PI3Kα mutation. A mutant selective PI3Kα inhibitor provides the opportunity for greater target coverage, leading to the potential for improved efficacy and better chronic tolerability.

Clinical Development

In the first quarter of 2025, we initiated the ReInspire Trial, which is a global Phase 1/2 clinical trial designed to evaluate the safety and efficacy of zovegalisib in adults and children with PROS and anomalies driven by PIK3CA mutation (Figure 4). The ReInspire Trial is a three-part trial consisting of a dose selection (part 1), a basket design with exploratory single-arm cohorts for various subpopulations of participants (part 2) and a randomized, double-blinded study vs. placebo (part 3).

Figure 4: Initial development plan for Part 1 and 2 of the ReInspire Trial.

Other Pipeline Programs

In addition to our lead product candidate, we are advancing additional programs across both precision oncology and genetic diseases. We are progressing our NRAS-selective inhibitor, RLY-8161, to address NRAS-mutated solid tumors as well as our non-inhibitory chaperone for Fabry disease. We are also advancing early-stage discovery programs across both precision oncology and genetic diseases. Our precision oncology programs leverage insights into protein conformational dynamics to address high-value, genetically validated oncogenes that previously have been intractable to, or inadequately addressed by, conventional drug-discovery approaches. With respect to our genetic disease programs, we are working to address genetically validated targets in monogenic diseases where genetic alterations lead to disease-causing defects in protein conformational dynamics.

NRAS-selective inhibitor (RLY-8161)

NRAS is a known oncogene driver that belongs to the RAS family of signaling proteins. It plays an important role in cell division, cell differentiation and programmed cell death. The NRAS protein is responsible for converting GTP to GDP and is turned “on” when it binds to GTP and “off” once the GTP is converted to GDP. When mutated, the NRAS gene creates NRAS proteins that are always “on”, which makes cells grow and divide uncontrollably and can lead to a number of cancers, including melanoma, colorectal and non-small-cell lung. In the U.S., an estimated 29,000 people are diagnosed each year with mutated NRAS solid tumors.

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

Fabry disease

In Fabry disease, a defective gene, or GLA, prohibits the body from producing enough healthy versions of an enzyme called alpha-galactosidase A, or αGal, which is responsible for breaking down globotriaosylceramide, or Gb3, a fat-like substance. As a result, harmful levels of Gb3 accumulate in blood cells and tissues throughout the body, which can lead to a range of symptoms, including potentially life-threatening ones such as kidney failure, heart failure and stroke. In the U.S., approximately 10,000 people are estimated to have this rare, progressive genetic disorder.

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

Discovery Programs

We are deploying our Dynamo platform to advance discovery stage programs across both precision oncology and genetic diseases. As with preclinical and clinical programs described above, our discovery programs leverage insights into protein conformational dynamics to address high-value, genetically validated disease-causing genes that previously have been intractable to, or inadequately addressed by, conventional drug-discovery approaches.

Our Partnered Program

Lirafugratinib

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

Furthermore, we also face competition more broadly across the market for cost-effective and reimbursable treatments for cancer and genetic disease. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy or a combination of such methods. Similarly, there are a variety of available treatments for genetic diseases, like Fabry disease, which include enzyme replacement therapy, gene therapy, and oral targeted therapy. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if any of our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any of our product candidates that we successfully introduce to the market will pose challenges. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

Zovegalisib– Breast Cancer and Solid Tumors

We expect that zovegalisib will compete against approved medicines, Piqray (alpelisib), a non-selective PI3Kα inhibitor marketed by Novartis for the treatment of PIK3CA mutated HR+, HER2- advanced or metastatic breast cancer, Truqap (capivasertib), an AKT inhibitor marketed by AstraZeneca for the treatment of metastatic breast cancer with a PIK3CA, AKT1 or PTEN alteration, and Itovebi (inavolisib), a non-selective PI3Kα inhibitor marketed by Roche Holding AG through its subsidiary Genentech for the treatment of PIK3CA mutated HR+, HER2- advanced or metastatic breast cancer. We are aware of other companies developing therapeutics that target both wild-type and mutant PI3Kα, including, but not limited to, Celcuity Inc and Totus Medicines. In addition, Eli Lilly and Company and OnKure have clinical development programs for mutant-selective PI3Kα inhibitors.

Zovegalisib– Vascular Anomalies

We expect that zovegalisib will compete against the only approved systemic therapy medicine, Vijoice (alpelisib), a non-selective PI3Kα inhibitor marketed by Novartis for the treatment of PIK3CA-Related Overgrowth Spectrum (PROS), available under accelerated approval. There are no approved agents for any other vascular anomaly sub-types. We are aware of other companies developing therapies for vascular anomalies, including Kaken Pharmaceutical Company, which is developing an oral non-selective PI3Kα inhibitor for patients with refractory vascular anomalies, and Palvella Therapeutics, which is developing a topical mTOR inhibitor for patients with cutaneous manifestations of lymphatic and venous malformations.

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

Our Collaborations

License Agreements and Strategic Collaborations

Collaboration and License Agreement with D. E. Shaw Research, LLC

On August 17, 2016, we entered into a Collaboration and License Agreement with D. E. Shaw Research, which was amended to extend the term and otherwise modify certain of the provisions thereof. We refer to this agreement, as amended and restated from time to time, as the DESRES Agreement. Under the DESRES Agreement, we agreed to collaborate with D. E. Shaw Research to research certain biological targets using computational modeling with an aim to develop and commercialize compounds and products directed to such targets. D. E. Shaw Research has no involvement with the clinical development or potential commercialization of these compounds and products, regardless of any co-ownership rights pursuant to the terms of the DESRES Agreement, and instead receives solely milestone and royalty payments as described below. The initial research term under the DESRES Agreement ended on August 16, 2025, and we are not currently collaborating with D.E. Shaw Research on any of our active preclinical programs.

Under the DESRES Agreement, Category 1 Targets are targets that, among other things, we collaborated, or intended to collaborate, on with D. E. Shaw Research, D. E. Shaw Research has exclusivity obligations with respect to, and we may owe royalties and other milestone payments on. The targets associated with all of our current programs in clinical development are Category 1 Targets under the DESRES Agreement.

Work product that we jointly developed with D. E. Shaw Research was initially co-owned with them. We have the right to have patents claiming certain product candidates assigned to us upon issuance of those patents. For each Category 1 Target, there is a limit to the number of core compounds and total compounds, including derivatives of core compounds, that can be designated as solely owned by us, subject to certain adjustments. Each of we and D. E. Shaw Research grants to the other a perpetual, irrevocable, non-exclusive license for jointly held intellectual property, subject to certain exclusions.

During the initial research term, D. E. Shaw Research was restricted from researching any Category 1 Target (or granting certain rights with respect to such target) with the aim of pursuing any compound designed to interact with or bind to such Category 1 Target, subject to some exceptions. Following the end of the initial research term, D. E. Shaw Research is similarly restricted with respect to any target that was a Category 1 Target at the end of the initial research term, subject to some exceptions. However, D. E. Shaw Research is not bound by such exclusivity provisions with respect to a particular Category 1 Target if we, and parties acting on our behalf, stop using commercially reasonable efforts to research, develop or commercialize any products against such Category 1 Target. Further, D. E. Shaw Research will be released from such exclusivity obligations with respect to a particular Category 1 Target if, at least 24 months after the end of the initial research term, D. E. Shaw Research informs us that D. E. Shaw Research will forgo all future payments with respect to such Category 1 Target.

Through December 31, 2025, we have made cash payments to D. E. Shaw Research totaling $57.1 million in the aggregate. On a product-by-product basis, we have also agreed to pay D. E. Shaw Research milestone payments upon the achievement of certain development and regulatory milestone events for products we develop under the DESRES Agreement that are directed to a Category 1 Target or any target that was a Category 1 Target. Our PI3K, FGFR2, and NRAS programs are each directed to Category 1 Targets. Such payments for achievement of development and regulatory milestones total up to $7.3 million in the aggregate for each of the first three products we develop, and up to $6.3 million in the aggregate for each product we develop after the first three.

Additionally, we have agreed to pay D. E. Shaw Research, on a product-by-product basis, with respect to products directed to Category 1 Targets or any target that was a Category 1 Target, royalties in the low single digits on worldwide net sales of products that we commercialize directed to the targets selected for development under the DESRES Agreement, subject to certain reductions. Royalties are payable on a product-by-product and country-by-country basis until the later of twelve years after first commercial sale in such country or the expiration of all applicable regulatory exclusivities in such country. On a product-by-product basis, we also agreed to pay D. E. Shaw Research sales milestone payments up to $36.0 million in the aggregate based on sales of each product directed to a Category 1 Target or any target that was a Category 1 Target. Further, if we enter into transactions granting third parties rights to a Category 1 Target or a compound or product directed to a Category 1 Target or any target that was a Category 1 Target such as our licensing arrangement with Elevar for lirafugratinib discussed below, but subject to certain exclusions, we will share with D. E. Shaw Research a percentage of the proceeds of such transactions ranging from the low- to high-single digits, depending on the stage of development of compounds or products directed to such target at the time we enter into such transaction. We also paid an annual collaboration fee during the initial research term.

Unless earlier terminated, the DESRES Agreement will continue on a target-by-target basis until all payment obligations have expired. D. E. Shaw Research has the right to terminate the DESRES Agreement due to non-payment. We and D. E. Shaw Research each have the right to terminate the DESRES Agreement due to an uncured material breach by the other party, or in the event the other party becomes insolvent or enters into bankruptcy or dissolution proceedings. Our payment obligations to D. E. Shaw Research survive termination of the DESRES Agreement. If D. E. Shaw Research terminates the DESRES Agreement, the exclusivity obligations will terminate. If we terminate the DESRES Agreement, D. E. Shaw Research remains bound by its exclusivity obligations with respect to certain targets until, on a target-by-target basis, there are no further payment obligations due to D. E. Shaw Research in respect of such targets.

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

Under the terms of the Genentech Agreement, we received $75.0 million in an upfront payment in 2021, as well as $45.0 million in milestone payments from Genentech as of December 31, 2025. Genentech elected to terminate the Genentech Agreement without cause, effective as of January 7, 2025. As a result of the termination of the Genentech Agreement, the parties no longer have any development or commercialization obligations and the licenses that we granted to Genentech pursuant to the Genentech Agreement ceased to be in effect. As of the termination date, we are no longer entitled to receive any further milestones or other payments under the Genentech Agreement. We will not continue development of migoprotafib.

Other Collaborations

While we have invested extensively in our in-house capabilities and know-how, we selectively work with key collaborators and field experts on certain emerging experimental and computational tools and techniques we use in our drug discovery process.

In June 2024, we entered into a global clinical trial collaboration with Pfizer for the development of zovegalisib in combination with fulvestrant and atirmociclib, Pfizer's investigative selective-CDK4 inhibitor, in patients with PI3Kα-mutated, HR+, HER2- metastatic breast cancer.

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

Zovegalisib

As of December 31, 2025, we co-owned with D.E. Shaw Research pending U.S. and foreign patent applications, covering our lead PI3K program, which are directed to the composition of matter for the drug candidates of the program, including zovegalisib, analogs thereof, as well as methods of making and using these compounds. Any U.S. or foreign patents that may issue from this patent family, if granted and all appropriate maintenance fees paid, would be scheduled to expire in 2041, excluding any additional term for patent term adjustment or patent term extension, if applicable. As of the date of this Annual Report on Form 10-K, we co-own with D.E. Shaw Research granted patents in Eurasia, Japan, Korea, Chile, and the United States covering the composition of matter of zovegalisib.

As of December 31, 2025, we wholly owned pending U.S. and foreign patent applications relating to zovegalisib isotopolog composition of matter, methods of treatment, solid forms and methods of manufacture. Any U.S. or foreign patents that may issue from this patent family, if granted and all appropriate maintenance fees paid, would be scheduled to expire in 2042, excluding any additional term for patent term adjustment or patent term extension, if applicable.

Lirafugratinib

As of December 31, 2025, we co-owned with D. E. Shaw Research pending U.S. and foreign patent applications which relate to our FGFR2 inhibitors. Any U.S. or foreign patents that may issue from this patent family, if granted and all appropriate maintenance fees paid, would be scheduled to expire in 2040, excluding any additional term for patent term adjustment or patent term extension, if applicable. As of the date of this Annual Report on Form 10-K, we own granted patents in Eurasia, Europe, Taiwan, Japan, Hong Kong, and the United States covering the composition of matter of lirafugratinib.

As of December 31, 2025, we wholly owned pending U.S. and foreign patent applications relating to lirafugratinib salts composition of matter, methods of treatment, solid forms and methods of manufacture. Any U.S. or foreign patents that may issue from this patent family, if granted and all appropriate maintenance fees paid, would be scheduled to expire in 2041, excluding any additional term for patent term adjustment or patent term extension, if applicable. As of the date of this Annual Report on Form 10-K, we own a granted patent in the United States covering solid forms of lirafugratinib.

As of December 31, 2025, Elevar Therapeutics, as the exclusive licensee of our FGFR2 inhibitor program, has the sole right and responsibility for the prosecution, maintenance, and enforcement of all of our solely-owned and jointly-owned (with D.E. Shaw Research) patents and patent applications directed to our FGFR2 inhibitor program. We retain certain reversion rights in the event Elevar terminates its license, or declines to prosecute claims specifically relating to lirafugratinib.

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

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, who generally are physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable compared to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA, the IRB, or the trial sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about clinical trials, including results for clinical trials other than Phase 1 investigations, must be submitted within specific timeframes for publication on www.ClinicalTrials.gov, a clinical trials database maintained by the National Institutes of Health, or NIH. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to public notification of noncompliance, civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government.

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

With respect to oncology products, the FDA may review applications under Real-Time Oncology Review, or RTOR, established by the FDA’s Oncology Center of Excellence. RTOR, which allows an applicant to pre submit components of the application to allow the FDA to review clinical data before the complete filing is submitted, aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality. Drugs considered for review under RTOR must, among other things, be likely to demonstrate substantial improvements on a clinically relevant endpoint(s) over available therapy, and must have easily interpreted endpoints. In addition, no aspect of the application should be likely to require a longer review time, such as, for example, a requirement for a new REMS. To determine eligibility for RTOR, the FDA requires top-line efficacy and safety results from an applicant’s pivotal clinical trial(s), as well as completion of database lock for the clinical trial(s). The FDA will generally make a decision regarding acceptance into RTOR within twenty (20) business days of receipt of the request from the applicant. If an applicant is not accepted into RTOR, the applicant will follow routine application submission procedures.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same therapeutic agent for the same approved use or indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan drug exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different therapeutic agents for the approved use or indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different approved use or indication than that for which the orphan product has exclusivity. Orphan product exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same therapeutic agent for the same approved use or indication before we do, unless we are able to demonstrate that our product is clinically superior. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. Further, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

Pediatric information and pediatric exclusivity

Under the Pediatric Research Equity Act, or PREA, as amended, certain NDAs and NDA supplements must contain data that can be used to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The FD&C Act requires that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs. Additionally, for molecularly targeted cancer drugs, beginning after February 3, 2029, the FDA may require testing of certain novel single ingredient or combination regimens to yield clinically meaningful pediatric study data that is gathered using appropriate formulations for each age group for which the study is required, regarding dosing, safety, and preliminary efficacy to inform potential pediatric labeling.

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

Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025, however legislation has been introduced in the U.S. Congress that would, if enacted, reverse these payment reductions. In addition to provider payment cuts under Medicare, the American Rescue Plan Act of 2021 also eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

In addition, the Trump administration has taken and is expected to take executive and administrative action to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Trump administration may reverse or otherwise change these previous measures, the current administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Government regulation of the processing of personal data collected outside of the United States

If we continue to conduct ongoing or future clinical trials in the EEA and UK, we will continue to be subject to additional data protection restrictions. The collection and use of personal data in the EEA, is governed by the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR applies to the processing of personal data of data subjects in the EEA by any company established in the EEA and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR sets forth data protection obligations for data controllers of personal data, including stringent requirements relating to notifying data subjects about how their personal data are being handled and how they can exercise their data protection rights, ensuring there is a valid legal basis to process personal data, and condition to process special categories of personal data (if this is consent, the requirements for obtaining consent carry a higher threshold), requirements to conduct data protection impact assessments for certain “high risk” processing, requirements to appoint a data protection officer where sensitive personal data are processed on a “large scale,” limitations on retention of personal data, mandatory data breach notification in certain circumstances, requirements to ensure appropriate technical and organizational measures are in place to safeguard personal data, and “privacy by design” requirements, and also creates direct obligations on service providers acting as data processors.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to countries whose privacy laws it believes are inadequate, including the United States in certain circumstances, unless a derogation exists or adequate international transfer safeguards are put in place (for example, the European Commission approved Standard Contractual Clauses, and the UK International Data Transfer Agreement/Addendum) and transfer impact assessments carried out. Further, regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, Executive Order 14117, Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern, as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. If we are unable to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.

Human Capital Resources

As of December 31, 2025, we had 192 full-time employees. 34% of our employees have M.D. or Ph.D. degrees. Within our workforce, 80% of employees are engaged in research and development and 20% are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are not only focused on recruiting top talent from a diverse range of backgrounds, industries and experiences, but also focused on retaining, developing and promoting our current employees. We maintain a robust onboarding program to ensure all new hires are grounded in our business and culture and we conduct periodic talent reviews to identify high performing and high potential talent within the organization. This data is used to inform specific development opportunities for current and future leaders, create leadership training opportunities, drive meaningful development conversations and enable succession planning for key roles. In addition to our broader talent strategy, we also foster an environment of continuous feedback through our quarterly check-in process where managers and employees share feedback and discuss development opportunities. We believe this combined approach to employee development drives a culture and environment where employees can thrive.

We regularly host company-wide sessions (virtual and onsite) where our leaders share updates on corporate initiatives and business strategy, and where our employees share scientific breakthroughs, celebrate development milestones, and recognize each other’s contributions and accomplishments. Instead of an annual employee survey, we conduct several pulse checks per year to create a nimbler feedback-to-action loop, allowing us to respond to employee sentiment in a timelier fashion. These employee surveys help us measure employee engagement and inform future talent initiatives.

Corporate Information

We were incorporated under the laws of the State of Delaware on May 4, 2015 under the name Allostery, Inc. In December 2015, we changed our name to Relay Therapeutics, Inc. Our principal corporate office is located at 60 Hampshire Street, Cambridge, MA 02139, and our telephone number is (617) 370-8837. Our website address is www.relaytx.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

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

We have not yet demonstrated our ability to successfully complete any large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Our lead product candidate is in clinical development. We may not be able to file investigational new drug applications, or INDs, for any of our preclinical product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays or delays with IND-enabling studies. Moreover, we cannot be sure that once we have submitted an IND, the FDA will allow further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. The FDA or other regulatory authorities may impose a clinical hold before or after a trial begins for a number of reasons outlined in FDA regulations, including if the FDA believes the study drug raises a significant risk of illness or injury. If the FDA imposes a clinical hold, trials may not commence or recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, the submission of an IND does not mean the FDA will allow clinical trials to begin and, if and when clinical trials do commence under an active IND, issues may arise that require suspension or termination of such trials. Further, commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. Regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, to the EMA for each product candidate and, consequently, the ultimate approval and commercial marketing of each product candidate. While we have active clinical trials for our lead product candidate, we do not know whether any of our current clinical trials will be completed on schedule, if at all, or whether any of our future clinical trials will begin on time or be completed on schedule, if at all.

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
•
we may not be able to adequately project the timing and quantity of our product candidates or any other materials necessary to conduct clinical trials of our product candidates;

•
the supply or quality of our product candidates, other therapies used in our clinical trials or any other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or not available in a reasonable timeframe, and any transfer of manufacturing activities may require unforeseen manufacturing or formulation changes; and
•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the clinical trials, or reports may arise from nonclinical studies or clinical testing of other therapies that raise safety or efficacy concerns about our product candidates.

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

•
the severity or rarity of the disease under investigation;
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

Our early-stage discovery programs and preclinical development programs may not reach clinical development on the timelines we expect or ever. Because we have limited financial and human resources, we intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

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

We intend to develop zovegalisib and may develop our other current product candidates and future product candidates, for use in combination with one or more currently approved cancer or other therapies. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar regulatory authorities could revoke approval of the therapy used in combination with our product candidates or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We are also evaluating zovegalisib and may in the future evaluate other current product candidates or any future product candidates in combination with one or more cancer or other therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities. For example, in June 2024, we entered into a clinical trial collaboration with Pfizer to evaluate atirmociclib, Pfizer’s investigative selective-CDK4 inhibitor, in combination with zovegalisib and fulvestrant in patients with PI3Kα-mutated, HR+, HER2- metastatic breast cancer and are evaluating this combination in our ReDiscover Trial. We will not be able to market and sell any of our product candidates we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval. In addition, unapproved therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, supply and/or manufacturing issues, delay in their clinical trials, and lack of FDA approval.

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

We have conducted or are conducting, or have filed clinical trial applications to conduct, additional clinical trials outside the United States, including Australia, the United Kingdom, Europe, South America and Asia and may conduct, or file clinical trial applications to conduct, additional clinical trials in other foreign jurisdictions in the future. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from clinical trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive and often takes many years. If the FDA or a similar foreign regulatory authority requires that we perform additional nonclinical studies or clinical trials, approval, if obtained at all, may be delayed. The length of such a delay varies substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA, 510(k) or other premarket approval application, or PMA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and similar authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. It is also unclear how FDA marketing approval policies along with FDA interpretations of law or regulatory discretion could change as a result of the U.S. Supreme Court’s decision to overturn prior established case law giving deference to agency decisions and interpretations. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

The total addressable market opportunity will ultimately depend upon, among other things, the diagnosis criteria included in the final label, and, if our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with cancers and solid tumors or other applicable diseases may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates. For example, in December 2024, we entered into the exclusive global licensing agreement with Elevar for lirafugratinib, and in early 2025, we reduced our research-stage programs, allowing us to focus our resources on the remainder of our portfolio. These and other prioritization decisions may prove to be the wrong choice and may adversely affect our business.

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

Many of the companies that we compete against or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or earlier stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific, clinical and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, we cannot predict whether our current competitive advantages will remain in place in the future. If these or other barriers to entry do not remain in place, other companies may be able to more directly or effectively compete with us.

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

We contract with third parties for the manufacture of our product candidates for preclinical development, clinical testing, and expect to continue to do so for commercialization. We also rely, and expect to continue to rely, on third parties for the supply of any investigational products, standard-of-care drugs and comparator agents used in our clinical trials. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or other therapies or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We also rely, and expect to continue to rely, on third parties for the supply of any investigational products, standard-of-care drugs or comparator agents used in our clinical trials. Any supply chain challenges may affect our ability to supply clinical sites with any investigational products, standard-of-care drugs and/or comparator agents that we use in our clinical trials and may prevent us from enrolling subjects into our clinical trials, may result in increased costs for our clinical trials, and may otherwise delay, prevent or impair our development efforts.

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

We may be required to pay certain milestones, royalties or other payments under our license or collaboration agreements with third-party licensors or collaborators, which may adversely affect the overall profitability of any products that we may seek to commercialize or adversely impact the value of other transactional opportunities.

Under our current and future license or collaboration agreements, including our DESRES Agreement, we may be required to pay milestones, royalties and other payments based on our revenues, including revenues from product sales, and these milestones and royalty payments could adversely affect the overall profitability of any products that we may seek to commercialize. Moreover, we may be subject to certain payment obligations under our current and future license agreements, including our DESRES Agreement, in connection with certain transactions. These payment obligations may decrease the value to us of certain transactional opportunities or otherwise burden our ability to enter into such transactions.

In order to maintain our rights under our current or future license agreements, we may need to meet certain specified milestones in the development of our product candidates. Further, our licensors (or their licensors), licensees or other strategic collaborators may dispute the terms, including amounts, that we are required to pay under the respective license or collaboration agreements. If these claims result in a material increase in the amounts that we are required to pay to our licensors or collaborators, or in the event of a claim of breach of the license, our ability to research, develop and obtain approval of product candidates or to commercialize our products could be significantly impaired.

Risks Related to Our Financial Position and Ability to Raise Additional Capital

Risks Related to Our Operating History

We are a biopharmaceutical company with a limited operating history.

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $276.5 million, $337.7 million, and $342.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. We had an accumulated deficit of $2.0 billion as of December 31, 2025. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our Dynamo® drug discovery platform and product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant research and development expenses in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales, marketing, and outsourced-manufacturing expenses. We will also continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses for the foreseeable future. In the past, we have implemented internal restructurings and reorganizations designed to reduce the size and costs of our operations, improve operational efficiencies, enhance our ability to pursue market opportunities, and accelerate our development initiatives. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, we may not be able to effectively realize the expected cost savings or other benefits of such actions, which could have adverse effects on our business, operating results, and financial condition. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

The amount of our future losses is uncertain and our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline. Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect their rights as a common stockholder. We may offer and sell up to an aggregate amount of $250.0 million of our common stock from time to time in "at the market" offerings pursuant to the sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or TD Securities, subject to the limitations thereof. As of December 31, 2025, we have not sold any shares of common stock under the 2024 Sales Agreement. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Significant political, trade, or regulatory developments, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. Since the start of the Trump administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. The United States has imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries. On April 9, 2025, the U.S. announced a temporary pause on its reciprocal tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The Trump administration has threatened to continue to broadly impose tariffs and increase existing tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented or threatened to implement retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Our commercial success will depend in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates, and our core technologies, including our novel target discovery technology and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Other than our Eurasian, Japanese, Korean, Chilean and U.S. patents relating to zovegalisib and our U.S. and foreign patents relating to lirafugratinib, we do not own or in-license any issued patents relating to our platform or our product candidates under clinical development.

The research and development for certain of our programs was performed during the initial research term under the DESRES Agreement. Under the DESRES Agreement, D. E. Shaw Research controls the rights to its technology (including its supercomputer and software, each of which are important aspects of our Dynamo® platform), we control the rights to certain compounds, and we jointly own with D. E. Shaw Research any other work product created by D. E. Shaw Research and us. Subject to certain limits, we have the right to have the following work product assigned to us: the composition of matter, method of use, and method of manufacture of certain compounds directed to a Category 1 Target, as set forth in the DESRES Agreement.

After any work product is assigned to us, we will have the right to prepare, file, prosecute and maintain patents that cover such assigned work product. We also have the implicit right to defend patents that cover work product owned by us.

To date, some of the work product created under our agreement with D. E. Shaw Research has been created by D. E. Shaw Research and us, together, and is thus initially co-owned. We have subsequently obtained sole ownership of certain intellectual property relating specifically to some of our clinical candidates. By virtue of inventorship, we initially jointly owned intellectual property rights pertaining to zovegalisib, but have subsequently obtained sole ownership of intellectual property rights relating to it and certain other PIK3CA inhibitors. Patent applications claiming a genus of PIK3CA inhibitor compounds remain jointly owned with D. E. Shaw Research. We have the first right to prepare, file, prosecute, maintain and defend patents that cover work product jointly created by D. E. Shaw Research and us. If we choose not to exercise those rights with respect to patents and patent applications that cover joint work product, D. E. Shaw Research will have the right to take over such activities, unless such rights are waived. The party that is preparing, filing, prosecuting and maintaining a patent that covers joint work product also has the right to enforce such patent against infringers. If we or D. E. Shaw Research fail to adequately protect any co-owned intellectual property, our ability to commercialize products could suffer.

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

Data collection is governed by restrictive regulations governing the processing and cross-border transfer of personal information and we may be subject to various federal, state-specific and international privacy laws. Failure to comply with such requirements in jurisdictions or states where we may conduct ongoing or future clinical trials could have a material adverse effect on our business, financial condition or results of operations.

As we conduct ongoing or future clinical trials, we may be subject to additional data collection and processing restrictions. Privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data of individuals in the EEA, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to having a legal basis for processing personal data, stricter requirements relating to the processing of sensitive data (such as health data), where required by GDPR, obtaining consent of the individuals to whom personal data relates, providing notice to the individuals to whom the personal data relates regarding data processing activities, implementing safeguards to protect the privacy and security of personal data, implementing processes to handle requests from individuals to exercise their data protection rights, maintaining records of our processing activities and to document data protection impact assessments where there is high risk processing, providing notification of data breaches in certain circumstances, and taking certain measures when engaging third-party processors or sub-processors. The GDPR focuses on accountability of controllers (such as us) and requires us to put in place all technical and organizational measures (privacy by design and by default) to ensure that we meet our obligations. Penalties under the GDPR include fines of up to €10,000,000 or 2% of our total worldwide annual revenue for certain comparatively minor offenses, or up to €20,000,000 or 4% of our total worldwide annual revenue for more serious offenses. EEA Member States have adopted implementing national laws to implement the GDPR which may partially deviate from the GDPR, and the competent authorities in the EEA Member States may interpret GDPR obligations slightly differently from country to country, so we do not expect to operate in a uniform legal landscape in the EU.

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

The GDPR imposes strict rules on the transfer of personal data out of the EEA and UK to the U.S. or other regions that have not been deemed to offer "adequate" privacy protections. On June 4, 2021, the EC issued new forms of standard contractual clauses, or SCCs, for data transfers from controllers or processors in the EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EEA (and not subject to the EU GDPR). The new SCCs replace the SCCs that were adopted previously under the Data Protection Directive. The UK is not subject to the EC’s new SCCs but has published its own standard clauses, the International Data Transfer Agreement, which enables transfers from the UK. We will be required to continue implementing these safeguards in the event we use these safeguards as our basis for conducting restricted data transfers under the EU GDPR and UK GDPR and doing so may require significant effort and cost. If relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data.

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

In connection with any clinical trials in Europe, we are subject to the supervision of local data protection authorities in those jurisdictions where we are monitoring the behavior of individuals in the EEA or UK (i.e., undertaking clinical trials). If we are investigated by an EEA or UK data protection authority, we may face fines and other penalties. Any such investigation or charges by EU or UK data protection authorities could have a negative effect on our business and on our ability to commercialize our products in the future, including with EU, UK-based or multi-national pharmaceutical partners.

Further, regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, Executive Order 14117, Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern, as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs.

In addition to cross-border data protection requirements, we may be subject to various privacy laws in the United States at the state and federal level. In the United States, at the state level, for example, California Consumer Privacy Act, or CCPA, imposed a comprehensive privacy framework for covered businesses, which included an expanded definition of personal information, data privacy rights for consumers in the State of California, special rules on the collection of consumer data from minors, and provided substantial fines for non-compliance and, in some cases, a private right of action to consumers who are victims of data breaches involving their unredacted or unencrypted personal information. In addition, the California Privacy Rights Act, or CPRA, came into effect on January 1, 2023 and has expanded the privacy protections of the CCPA to also apply to personal information collected in a business to business capacity and from employment applicants, employees and former employees. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The effects of the CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. Furthermore, a number of other states have either proposed or enacted comprehensive consumer privacy laws similar to the CCPA, many of which vary in complexity and may be interpreted and enforced differently, thus potentially complicating our compliance efforts. In Washington, for example, the My Health My Data Act, or MHMDA, entered into force on March 31, 2024, and includes a broad private right of action. Seventeen other states passed privacy legislation, which will come into force over the next several years. While these laws generally have exceptions for protected health information that is subject to HIPAA and for information collected in the context of clinical trials, they may nevertheless impact our business activities.

There are also states that are specifically regulating health information or other specific types of information. For example, Connecticut and Nevada have passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states, such as Illinois and Texas, have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our product candidates, if approved. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

All of these evolving compliance and operational requirements may impose significant costs, such as costs related to organizational changes, implementing additional data protection measures and technologies, training employees, and engaging consultants and legal advisors, which costs may be likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time, and/or divert resources from other initiatives and projects. The increasing number and complexity of regional, country, and U.S. state data protection laws, and other changes in laws or regulations across the globe, especially those associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could lead to litigation or government investigations or enforcement actions and significant penalties against us and could have a material adverse effect on our business, financial condition, or results of operations.

The use of new and evolving technologies, such as artificial intelligence, in our business may result in spending material resources and presents risks and challenges that can impact our business, including by posing security and other risks to our confidential and/or proprietary information, including personal information, and, as a result, we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence into our business processes, and this innovation presents risks and challenges that could affect its adoption and, therefore, our business. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development, and compliance in this area. For example, the EU’s Artificial Intelligence Act, or the EU AI Act, — the world’s first comprehensive artificial intelligence law — entered into force in June 2024 and, with some exceptions, becomes effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. Likewise, in the U.S., the regulatory environment is complex and uncertain. President Trump's Executive Order "Ensuring a National Policy Framework for Artificial Intelligence," effective December 11, 2025, tasks the U.S. Department of Justice with reviewing state laws regulating artificial intelligence, and instructs the Department of Commerce to develop a national artificial intelligence strategy. At the same time, several states, including Colorado and California, passed laws that regulate various facets of artificial intelligence, some of which have taken effect and will continue to take effect through 2026 and beyond. These laws address a wide range of artificial intelligence-related topics, including consequential decisions, transparency, training data, among others, and it remains unclear which requirements, if any, will be superseded by the Executive Order. In addition, there continues to be uncertainty regarding the application of existing federal and state legal frameworks to uses and development of artificial intelligence, and legal norms and market standards regarding artificial intelligence continue to evolve. For example, various federal and state regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. In the future, if we develop or use artificial intelligence systems that are governed by the EU AI Act or any other artificial intelligence legislation in effect, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

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

In connection with the clinical development of our product candidates for certain indications, we have previously engaged and may in the future engage third parties to develop or obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our product candidates. The FDA has indicated that if we continue zovegalisib in a specific biomarker-defined population, a companion diagnostic device will be required to ensure its safe and effective use. Such companion diagnostics would be used during our clinical trials as well as in connection with the commercialization of our product candidates. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. The FDA and similar foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

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

Although we do not currently have any products on the market, if we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and governments of foreign jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. See "Business – Government Regulation – Other Healthcare Laws."

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

Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug and approved use or indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that a product no longer meets the criteria for orphan designation, including if the product is sufficiently profitable so that market exclusivity is no longer justified. The European Commission introduced a legislative proposal in April 2023 that, if implemented, could reduce the current ten-year marketing exclusivity period in the EU for certain orphan medicines.

Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the drug from competition because different drugs can be approved for the same approved use or indication. Even after an orphan drug is approved, the FDA can subsequently approve a later drug for the same approved use or indication if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if another drug with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek orphan drug designation for certain of our product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations. In addition, the FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Breakthrough therapy designation and fast track designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development, regulatory review or approval process, and each designation does not increase the likelihood that any of our product candidates will receive marketing approval in the United States.

In February 2026, we announced that the FDA granted breakthrough therapy designation to zovegalisib in combination with fulvestrant for the treatment of adults with PIK3CA mutant HR+/HER2- locally advanced or metastatic breast cancer following recurrence or progression on or after treatment with a CDK4/6 inhibitor. We may also seek a breakthrough therapy designation for some of our other product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

We may seek approval of one or more of our product candidates into real-time oncology review, or RTOR. This program may not lead to a faster regulatory review or approval process and does not increase the likelihood that our product candidate(s) will receive marketing approval.

Participation in RTOR is voluntary. Our acceptance into RTOR does not guarantee or influence approval of our application, which is subject to the same statutory and regulatory requirements for approval as applications that are not included in RTOR. Although early approvals have occurred with applications selected for RTOR, this may not be the case for our application even if it is selected for RTOR. If at any time the FDA determines our participation in RTOR, if selected, is no longer appropriate, the FDA may rescind our acceptance and instruct us to follow routine submission procedures for marketing approval.

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

On April 15, 2025, the Trump administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Trump administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the

Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar Most Favored Nation, or MFN, pricing rule enacted under the first Trump administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden administration in August 2021.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model, or GLOBE for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs, or GUARD, model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid, or GENEROUS Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

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

Disruptions at the FDA and other agencies, including leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review investigational new drug, or IND, submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. For example, over the last several years the U.S. government has shut down several times such as in October 2025 and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. A prolonged government shutdown, significant leadership, personnel, and/or policy changes, or substantial modification in agency activities (including due to global health concerns or geopolitical factors) could significantly impact the ability of the FDA or other regulatory authorities to conduct their regular inspections, reviews, or other regulatory activities. A prolonged shutdown could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business, including INDs placed on clinical holds or delayed new drug approvals. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

With the changes being implemented by the Trump administration beginning in 2025, there is substantial uncertainty as to the extent and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The Trump administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the Trump administration, there could be a material adverse effect on us and our business.

Risks Related to Employee Matters and Managing Growth

Risks Related to Employee Matters

Our future success depends on our ability to retain key executives and experienced scientific and clinical personnel to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business development expertise of the principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our business strategy will be limited.

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

As of December 31, 2025, we had 192 full-time employees. In the future, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As a part of our business strategy, we may make selected acquisitions of complementary products and/or businesses. Any acquisition involves numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:

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

In addition, the successful integration of acquired businesses requires significant efforts and expense across all operational areas. There can be no assurance that any of the acquisitions we may make will be successful or will be, or will remain, profitable. Our failure to successfully address the foregoing risks may prevent us from achieving the anticipated benefits from any acquisition in a reasonable time frame, or at all.

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

We have implemented and maintain a cybersecurity risk management program that includes processes for the identification, assessment and mitigation of cybersecurity risks. Due to the size and complexity and the increasing amounts of confidential information that are maintained, our internal information technology systems and infrastructure and those of our third-party CROs, vendors and other contractors and consultants are potentially vulnerable to breakdown or other damage, service interruptions, system malfunction, natural disasters, terrorism and telecommunication and electrical failures, as well as cyber-attacks or security compromises, cybersecurity incidents, or data breaches from inadvertent or intentional actions by our employees, third-party CROs, vendors, contractors, consultants and/or third parties with whom we do business, or from cyber-attacks or security compromises, incidents, or data breaches by malicious third parties (including the deployment of harmful malware, ransomware, digital extortion, denial-of-service attacks, supply chain attacks, social engineering (including phishing attacks) and business email compromises, and other means to affect service reliability and threaten the confidentiality, integrity, availability, and security of systems, infrastructure or information), which may compromise our systems and infrastructure or those of our partners, third-party CROs, vendors, contractors, consultants and/or third parties with whom we do business, or lead to data leakage or compromise. If such an event were to occur, it could result in legal claims or proceedings, liability or financial loss under laws that protect the privacy of personal information, damage to our reputation, and interruptions in our operations, which could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, similar events relating to the information technology systems of our third-party collaborators who we rely on for the manufacture of our product candidates and to conduct clinical trials could also have a material adverse effect on our business.

The risk of a cybersecurity incident, breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, insider threats, foreign governments, and cyber threat actors, has generally increased as the frequency, persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including insider threats and outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies, or generated using artificial intelligence. In addition, changes in how our employees work and access our systems, which began during the COVID-19 pandemic and continue today, when part of our workforce is working remotely, could also lead to opportunities for bad actors to launch cyber-attacks or for employees to cause inadvertent or intentional security risks or incidents. The prevalent use of mobile devices also increases the risk of data security incidents.

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

While we have not directly experienced any material system failure, accident or cybersecurity incident or breach to date, like others in our industry we and our vendors have experienced, and may in the future continue to experience, threats and cybersecurity incidents and other attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems. We cannot guarantee that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, or cybersecurity incidents or breaches in or compromises of our systems or those of third-party CROs, vendors, contractors, consultants and/or third parties with whom we do business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain liability insurance at levels that we believe are appropriate for our business, we cannot assure our investors that it will be sufficient in type or amount to cover us against all claims related to security compromises or breaches, cyberattacks and other related breaches. To the extent that any disruption or security compromises, cybersecurity incident, or data breach were to result in a loss of, or damage to, our systems, infrastructure, data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, the further development and commercialization of our product candidates or any future product candidates could be hindered or delayed, we could be required to expend significant amounts of money and other resources to repair, remediate, or replace our information systems or networks, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. Furthermore, any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any cybersecurity incidents or data breaches that result in the unauthorized access, use, acquisition, disclosure, release or transfer of confidential or sensitive information, including physician data, patient data, or any personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, cybersecurity incidents and data breaches can be difficult to detect, and any delay in identifying or remediating them may lead to increased harm. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions, or cybersecurity incidents, or data breaches.

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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $1.78 to an intraday high of $64.37 through February 20, 2026. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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

As of December 31, 2025, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 55.4% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2025, we had federal net operating loss carryforwards of approximately $923.9 million, and our ability to utilize those net operating loss carryforwards could be limited by an "ownership change" as described above.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cyber Risk Management and Strategy

We have implemented and maintain a cybersecurity risk management program that is aligned with the National Institute of Standards and Technology Cybersecurity Framework and includes processes for the identification, assessment, and mitigation of cybersecurity risks. This process is overseen by the Director of Development Operations, or the IT Director. It includes periodic security assessments, audits, and testing conducted internally and supported by targeted engagement with third parties. Our strategy incorporates Zero Trust principles and utilizes defense-in-depth technologies to monitor, identify, and mitigate risks. We supplement our internal capabilities by partnering with a Managed Detection and Response provider to ensure continuous monitoring of our environment. We maintain internal information security policies, including an incident response plan, which are reviewed by or at the direction of the IT Director and are updated periodically to reflect material changes and improvement in our information security practices. We have a process to assess and review the cybersecurity practices of third-party vendors and service providers prior to onboarding and periodically throughout the engagement, including through vendor questionnaires and contractual requirements, as appropriate.

Governance Related to Cybersecurity Risks

The IT Director oversees the administration of our cybersecurity risk management program and reports to the Senior Director, Head of IT or Senior Director of IT. The IT Director and Senior Director of IT roles are both held by individuals who each have over twenty years of professional information technology, or IT, management experience. The Senior Director of IT meets regularly with the Audit Committee to report on and discuss information security and technology risks to our business, including our cyber risk management programs, controls, and procedures. The Senior Director of IT and the Audit Committee also conduct a high-level review of the threat landscape facing our business, discuss risk mitigation strategies, and the prioritization of our remediation efforts.

The IT Director meets periodically with members of the Relay Information Security Council, or RISC, which is comprised of the Senior Director of IT and senior leaders from various functions, including finance, legal, human resources, corporate development, and research and development. The RISC provides input to the IT Director in connection with proposed cyber strategies as it relates to potential business impacts from new or proposed technologies and security solutions across the organization, including implementation strategies designed to address potential risks and disruptions to the business. In the event we or one of our business partners experiences a cybersecurity incident, the RISC is responsible for assisting in evaluating the incident, including whether any disclosure of the incident is required. The Senior Director of IT reports to the Audit Committee on cyber initiatives and implementation resulting from RISC discussions.

Through the Audit Committee, the Board of Directors is informed of: (i) security initiatives, (ii) existing and emerging cybersecurity risks, including cybersecurity incidents; and (iii) any disclosure obligations arising from any cybersecurity incidents. The Board of Directors oversees our general risk management strategy and the most significant risks facing our business, and is responsible for ensuring that appropriate risk mitigation strategies are implemented. To date, we have not experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the company and its business strategy, results of operations, and/or financial condition.

Item 2. Properties.

Our corporate headquarters are located in Cambridge, Massachusetts.

We occupy approximately (a) 41,474 square feet of office and laboratory space at 60 Hampshire Street, Cambridge, Massachusetts 02139, the lease term for which expires on June 30, 2032, and (b) 12,190 square feet of office space in Building 300 at One Kendall Square, Cambridge, Massachusetts 02139, the lease term for which expires on February 28, 2030.

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

Holders of Our Common Stock

As of February 2, 2026, there were approximately 30 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in "nominee" or "street" name.

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

In July 2020, we issued 23,000,000 shares of our common stock in our IPO at a price of $20.00 per share. The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from July 16, 2020, the closing market price on the first trading day of our common stock, through December 31, 2025. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on July 16, 2020 and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of, nor is it intended to forecast, future stock price performance.

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
7/16/2020
1/16/2021
7/16/2021
1/16/2022
7/16/2022
1/16/2023
7/16/2023
1/16/2024
7/16/2024
1/16/2025
7/16/2025
12/31/2025
RLAY US Equity
Nasdaq Biotech Index
Nasdaq Composite Index

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Overview

We are a clinical-stage, small molecule precision medicine company developing potentially life-changing therapies for patients living with cancer and genetic disease. Our Dynamo® platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable or inadequately addressed.

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

We are advancing a pipeline of medicine candidates to address targets in precision oncology and genetic disease, including zovegalisib (RLY-2608), our lead product candidate discussed below.

Zovegalisib (RLY-2608). Zovegalisib is the first known allosteric, pan-mutant and isoform-selective phosphoinostide 3 kinase alpha, or PI3Kα, inhibitor in clinical development. It is the lead program in our efforts to discover and develop mutant selective inhibitors of PI3Kα.

•
Breast Cancer and Solid Tumors
•
ReDiscover Trial. In December 2021, we dosed the first patient in a first-in-human clinical trial for zovegalisib, or the ReDiscover Trial. Since then, we have predominantly focused on evaluating zovegalisib in combination with fulvestrant for patients with HR+, HER2–, PI3Kα-mutated, locally advanced or metastatic breast cancer. We are also advancing triplet combination arms with zovegalisib, fulvestrant and cyclin dependent kinase 4/6, or CDK 4/6, inhibitors, or atirmociclib, the investigative selective-CDK4 inhibitor from Pfizer Inc., or Pfizer. In the second quarter of 2025, we initiated a global Phase 3 registrational study, or the ReDiscover-2 Trial, which is designed to evaluate the safety and efficacy of zovegalisib plus fulvestrant in PI3Kα-mutated, HR+/HER2- advanced breast cancer patients previously treated with a CDK4/6 inhibitor. The comparator arm in the ReDiscover-2 Trial is capivasertib plus fulvestrant. In February 2026, we announced that the FDA granted Breakthrough Therapy designation to zovegalisib in combination with fulvestrant for the treatment of adults with PIK3CA mutant HR+/HER2- locally advanced or metastatic breast cancer following recurrence or progression on or after treatment with a CDK4/6 inhibitor.
o
Clinical Data. In June 2025, we announced updated interim clinical data for the zovegalisib plus fulvestrant arm of the ReDiscover Trial with a data cut-off date of March 26, 2025, and in December 2025, we announced an efficacy subset analysis of interim clinical data for zovegalisib at the San Antonio Breast Cancer Symposium 2025 with a data cut-off date of October 15, 2025. We believe that while the clinical data from the ReDiscover Trial disclosed to date are preliminary, the data suggest differentiated interim efficacy signals in the specified patient population and support selective target engagement across doses and mutation types with an encouraging interim safety and tolerability profile.
•
Vascular Anomalies
o
ReInspire Trial. In the first quarter of 2025, we initiated the global Phase 1/2 clinical trial for zovegalisib in patients with PIK3CA-related overgrowth spectrum, or PROS, and vascular anomalies driven by PIK3CA mutations, or the ReInspire Trial. Enrollment is continuing in this clinical trial.

In addition to the programs mentioned above, we are progressing our NRAS-selective inhibitor, RLY-8161, to address NRAS-mutated solid tumors as well as our non-inhibitory chaperone for Fabry disease. We are also advancing early-stage discovery programs across both precision oncology and genetic diseases.

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

In December 2024, we and Elevar Therapeutics, Inc., or Elevar, entered into an exclusive global licensing agreement, or the Elevar Agreement, pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib. Under the terms of the Elevar Agreement, we received $5.0 million upon execution, $3.4 million upon transfer of active pharmaceutical ingredient and other materials, and $7.0 million in milestone payments as of December 31, 2025. We are eligible to receive up to $488.0 million in regulatory and commercial milestone payments, as well as tiered royalties.

In September 2024, we completed a public offering, or the September 2024 Offering, of 32,857,143 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 4,285,714 shares, at an offering price of $7.00 per share. We received proceeds of $218.2 million, which was net of $11.8 million in underwriting discounts and other offering expenses.

In August 2024, we entered into a sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or TD Securities, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through TD Securities, as our sales agent. As of December 31, 2025, we have not sold any shares under the 2024 Sales Agreement.

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

Inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as public health crises, global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section "Risk Factors" in this Annual Report on Form 10-K. We do not believe that such factors had a material adverse impact on our results of operations during the years ended December 31, 2025, 2024, and 2023.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $276.5 million, $337.7 million, and $342.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $2.0 billion. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate significant operating losses for at least the next several years.

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

We believe our cash, cash equivalents, and investments of $554.5 million as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

Our lead product candidate is in clinical development. We also have earlier stage programs across both precision oncology and genetic diseases. Costs incurred for these programs include costs incurred to support our discovery research and translational science efforts up to the initiation of first-in-human clinical development. Platform research and other research and development activities include costs that are not specifically allocated to active product candidates, including facilities costs, depreciation expense, and other costs. Employee expenses include salary, wages, stock compensation, and other costs related to our personnel, which are not allocated to specific programs or activities.

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

As of December 31, 2025, we had federal net operating loss carryforwards of $923.9 million, of which $43.1 million begin to expire in 2035 and $880.8 million do not expire.

As of December 31, 2025, we had state net operating loss carryforwards of $625.6 million, which begin to expire in 2035.

As of December 31, 2025, we had federal research and development tax credit carryforwards of $55.9 million, which begin to expire in 2035.

As of December 31, 2025, we had state research and development tax credit carryforwards of $29.9 million, which begin to expire in 2030.

As of December 31, 2025, we had federal orphan drug tax credit carryforwards of $17.0 million, which begin to expire in 2042.

Results of Operations

Comparison of years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024.

	Year Ended December 31,		Change
	2025	2024
	(in thousands)
License and other revenue	$15,355	$10,007	$5,348
Operating expenses:
Research and development expenses	$261,383	$319,089	$(57,706)
Change in fair value of contingent consideration liability	—	(13,206)	13,206
General and administrative expenses	56,710	76,592	(19,882)
Total operating expenses	318,093	382,475	(64,382)
Loss from operations	(302,738)	(372,468)	69,730
Other income, net	26,259	34,760	(8,501)
Net loss	$(276,479)	$(337,708)	$61,229

License and Other Revenue

During the year ended December 31, 2025, we recognized $15.4 million of license and other revenue from the Elevar Agreement, specifically in connection with the completion of each of our performance obligations thereunder in 2025, as well as receipt of certain milestone payments.

During the year ended December 31, 2024, we recognized $10.0 million of license and other revenue from the Genentech Agreement, specifically in connection with a milestone achieved thereunder in 2024.

Research and Development Expenses

The following summarizes our research and development expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
	2025	2024
	(in thousands)
External costs for programs in clinical trials	$104,268	$92,096	$12,172
External costs for platform technologies and preclinical programs	38,526	76,392	(37,866)
Employee related expenses	95,581	123,601	(28,020)
Other expenses	23,008	27,000	(3,992)
Total research and development expenses	$261,383	$319,089	$(57,706)

Research and development expenses were $261.4 million for the year ended December 31, 2025 compared to $319.1 million for the year ended December 31, 2024. The decrease of $57.7 million was primarily due to the series of strategic choices to streamline the research organization throughout 2024 and 2025, as well as decreases in costs incurred on continued development of lirafugratinib after execution of the Elevar Agreement in December 2024, offset by increases in costs related to the ReDiscover-2 Trial and ReInspire Trial.

Change in Fair Value of Contingent Consideration Liability

Change in fair value of our contingent consideration liability under the Merger Agreement with ZebiAI was $0 for the year ended December 31, 2025 compared to a decrease of $13.2 million for the year ended December 31, 2024. During the year ended December 31, 2024, the Contingent Milestone Payments and Contingent Earnout Payments were both reduced to $0. During the year ended December 31, 2025, there were no further changes to such amounts.

General and Administrative Expenses

General and administrative expenses were $56.7 million for the year ended December 31, 2025 compared to $76.6 million for the year ended December 31, 2024. The decrease of $19.9 million was primarily due to a decrease in stock compensation expense, as well as other employee costs, partially offset by costs to obtain the Elevar Agreement, which were expensed commensurate with the timing of revenue recognized during the year ended December 31, 2025.

Other Income, Net

Other income, net, was $26.3 million for the year ended December 31, 2025 compared to $34.8 million for the year ended December 31, 2024. The decrease of $8.5 million was primarily a result of changes in the amounts invested between periods, as well as fluctuations in interest rates.

Comparison of years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

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

License and Other Revenue

During the year ended December 31, 2024, we recognized $10.0 million of license and other revenue from the Genentech Agreement, specifically in connection with a milestone achieved thereunder in 2024.

During the year ended December 31, 2023, we recognized $25.5 million of license and other revenue from the Genentech Agreement, specifically in connection with milestones achieved thereunder in prior years. Although the milestones were achieved in prior years, the variable consideration was previously constrained until 2023.

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

Change in Fair Value of Contingent Consideration Liability

The change in fair value of our contingent consideration liability for Contingent Milestone Payments under the Merger Agreement with ZebiAI was a decrease of $13.2 million for the year ended December 31, 2024 compared to a decrease of $6.4 million for the year ended December 31, 2023. During the year ended December 31, 2024, the Contingent Milestone Payments and Contingent Earnout Payments were both reduced to $0.

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

Liquidity and Capital Resources

As of December 31, 2025, we had cash, cash equivalents, and investments of $554.5 million.

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

In December 2024, we entered into the Elevar Agreement, pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib. As of December 31, 2025, we had received $5.0 million in upfront consideration, $3.4 million in conjunction with transfer of active pharmaceutical ingredient and other materials, and $7.0 million in milestone payments pursuant to the Elevar Agreement.

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

In August 2024, we also entered into the 2024 Sales Agreement with TD Securities, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through TD Securities, as our sales agent. As of December 31, 2025, we have not sold any shares under the 2024 Sales Agreement.

In January 2024, we entered into a securities purchase agreement with Nextech Crossover I SCP for the Private Placement. We received $29.8 million in proceeds from the Private Placement, which were net of $0.2 million in offering expenses.

Through the Termination Date, we received $120.0 million in upfront and milestone payments from Genentech pursuant to the Genentech Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash used in operating activities	$(235,455)	$(249,107)	$(300,316)
Cash provided by (used in) investing activities	192,799	(41,083)	257,634
Cash provided by financing activities	1,604	270,153	34,753
Net decrease in cash, cash equivalents, and restricted cash	$(41,052)	$(20,037)	$(7,929)

Operating Activities

During the year ended December 31, 2025, we used $235.5 million of cash on operating activities, primarily resulting from our net loss of $276.5 million and cash used to fund changes in our operating assets and liabilities of $23.3 million, offset by non-cash charges of $64.3 million.

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

Investing Activities

During the year ended December 31, 2025, net cash provided by investing activities was $192.8 million, consisting of $193.2 million proceeds from net maturities of investments, offset by $0.4 million for the acquisition of property and equipment.

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

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $1.6 million, consisting of $1.6 million in proceeds from the exercise of stock options and purchases under our 2020 Employee Stock Purchase Plan, or ESPP.

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

As of December 31, 2025, we had cash, cash equivalents, and investments of $554.5 million. We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

Intellectual Property License

On June 15, 2020, we entered into an Amended and Restated Collaboration and License Agreement, or DESRES Agreement, with D. E. Shaw Research, LLC, or D. E. Shaw Research, extending the term and otherwise modifying the terms of the Collaboration and License Agreement originally entered into on August 17, 2016. Pursuant to the DESRES Agreement, the parties jointly conducted research efforts with the goal of identifying and developing product candidates. The initial research term under the DESRES Agreement ended on August 16, 2025, with the DESRES Agreement continuing thereafter on a target-by-target basis until all payment obligations have expired. We paid an annual collaboration fee of up to $9.9 million to D.E. Shaw Research until the end of the initial research term. Additionally, on a product-by-product basis, we have agreed to pay D. E. Shaw Research milestone payments upon the achievement of certain development and regulatory milestone events for products we develop under the DESRES Agreement that are directed to a Category 1 Target or any target that was a Category 1 Target. Such payments for achievement of development and regulatory milestones total up to $7.3 million in the aggregate for each of the first three products we develop and up to $6.3 million in the aggregate for each product we develop after the first three. In addition, we are obligated to pay D. E. Shaw Research royalty payments, as defined in the DESRES Agreement. We assessed the milestone and royalty events under the DESRES Agreement as of December 31, 2025 and 2024, concluding certain milestone payments were triggered as of December 31, 2025 and subsequently paid in January 2026 and no such payments were due as of December 31, 2024.

399 Binney Street

In December 2017, we executed an operating lease agreement for 44,336 square feet of office and laboratory space at 399 Binney Street, Cambridge, Massachusetts, which was increased to 44,807 square feet in January 2018. Pursuant to the terms of the operating lease agreement, as amended in November 2019 and September 2020, the operating lease was previously scheduled to expire on April 30, 2029. On June 3, 2025, we executed another amendment to the operating lease, as amended, pursuant to which termination was accelerated to July 3, 2025. We continued to be responsible for rent and other obligations under the operating lease, as amended, through July 3, 2025, at which point such obligations ceased and the operating lease was terminated.

60 Hampshire Street

In May 2021, we executed an operating lease agreement for 41,474 square feet of office and laboratory space at 60 Hampshire Street, Cambridge, Massachusetts 02139. We gained control of the space in July 2022 and the lease expires in June 2032. There are no renewal options. We provided a letter of credit in connection with the agreement in the amount of $1.2 million with a financial institution, which expires commensurate with the lease in June 2032.

Building 300 at One Kendall Square

In June 2025, we executed an operating leases agreement for 12,190 square feet of office space in Building 300 at One Kendall Square, Cambridge, Massachusetts 02139. We gained control of the space in July 2025 and the lease expires in February 2030. There are no renewal options. We provided a letter of credit in connection with the agreement in the amount $0.1 million with a financial institution, which expires commensurate with the lease in February 2030.

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

Prepaid and Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate prepaid and accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services performed on our behalf, and estimating the level of service performed and costs incurred for such services in comparison to invoices and payments. The majority of our service providers invoice us in arrears for services performed on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our prepaid and accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time.

Examples of estimated prepaid and accrued research and development expenses include fees paid to:

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

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of such agreements are subject to negotiation and vary from contract to contract, which may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated, and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the prepaid expense or accrued expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of December 31, 2025, our cash equivalents consisted of money market funds. As of December 31, 2025, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes in federal interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2025, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of December 31, 2025, we had no debt outstanding and, therefore, are not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates), but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the years ended December 31, 2025, 2024, and 2023. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar if and/or as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Relay Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Relay Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Relay Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 26, 2026

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

The following table describes, for the three month period ended December 31, 2025, each trading arrangement for the sale or purchase of our securities adopted, materially modified, or terminated by our directors and officers that is a contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or a Rule 10b5-1 trading arrangement. No other officers or directors adopted, materially modified, or terminated a Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement during the three month period ended December 31, 2025.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Expiration Date	Aggregate Number of Securities
Donald A. Bergstrom (President, Research and Development)	Adoption (10/30/2025)	Rule 10b5-1 Trading Arrangement	The earlier of (i) 11/20/2026 and (ii) the completed sale of the maximum shares subject to the plan.	Up to 120,915 Shares
Peter Rahmer (Chief Corporate Development Officer)	Adoption (10/31/2025)	Rule 10b5-1 Trading Arrangement	The earlier of (i) 10/15/2026 and (ii) the completed sale of the maximum shares subject to the plan.	Up to 100,000 Shares
Thomas Catinazzo (Chief Financial Officer)	Adoption (10/30/2025)	Rule 10b5-1 Trading Arrangement	The earlier of (i) 12/17/2026 and (ii) the completed sale of the maximum shares subject to the plan.	Up to 388,418 Shares
Sanjiv K. Patel (President and Chief Executive Officer)	Adoption (10/30/2025)	Rule 10b5-1 Trading Arrangement	The earlier of (i) 11/23/2026 and (ii) the completed sale of the maximum shares subject to the plan.	Up to 240,998 Shares

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2026 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement (excluding the information under the subheading "Pay Versus Performance") to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Ernst & Young LLP, Boston, Massachusetts, United States, PCAOB Auditor ID 42.

The information required by this Item 14 will be set forth in the section headed " – Ratification of the Appointment of Ernst & Young LLP as Relay Therapeutics’ Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2026" in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Relay Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Relay Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Prepaid and Accrued Research and Development Expenses
Description of the Matter

As of December 31, 2025, the Company has recognized prepaid expenses of $17.8 million, which includes prepaid research and development expenses, and accrued external research and development costs of $12.6 million. As discussed in Note 2 to the consolidated financial statements, the Company makes estimates of prepaid and accrued research and development expenses at each balance sheet date by analyzing the progress of the services, including the phase or completion of events, invoices received and contracted costs from external third parties.

Auditing the Company’s estimates of prepaid and accrued external research and development expenses related to contract research organizations in connection with clinical trials, which are included within the prepaid and accrued research and development expenses, is challenging and judgmental, as the amounts are based on various estimates from third-party vendors, as well as other inputs estimated by members of management, such as, the time period over which services will be performed, enrollment of patients, number of sites activated, and the level of effort expended during the reporting period. Additionally, due to the duration of the Company’s research and development activities and the timing of invoicing received from third parties, the actual amounts incurred are not typically known by the date the financial statements are issued.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls related to the Company’s process for recording prepaid and accrued research and development expenses, including controls over management’s review of the assumptions described below.

To test prepaid and accrued research and development expenses related to contract research organizations, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used in the Company’s calculations and evaluating the significant assumptions used, as described above, by management to estimate the recorded prepaid and accrued research and development expenses. To assess the reasonableness of the significant assumptions, we corroborated the progress of clinical trials by inquiring of the Company’s clinical team responsible for overseeing its clinical trial activities, obtained and verified information directly from third parties related to patient enrollment, number of active sites, billings, and costs of services, and performed a sensitivity analysis to assess the impact of reasonable changes in assumptions. In addition, we compared the costs for a sample of transactions against the related invoices and contracts and examined a sample of subsequent payments, invoices, and confirmations from the contract research organization to evaluate the accuracy of research and development expense and compared the results to the prepaid and accrued balances at December 31, 2025.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

February 26, 2026

Relay Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$84,018	$124,287
Investments	470,500	657,036
Prepaid expenses	17,787	17,348
Other current assets	5,974	10,533
Total current assets	578,279	809,204
Property and equipment, net	1,726	5,911
Operating lease assets	39,990	51,762
Restricted cash	1,336	2,119
Intangible asset	—	2,300
Total assets	$621,331	$871,296
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,705	$14,097
Accrued expenses	13,645	21,236
Operating lease liabilities	3,765	5,727
Deferred revenue	—	7,679
Other current liabilities	463	1,990
Total current liabilities	25,578	50,729
Operating lease liabilities, net of current portion	28,693	42,775
Total liabilities	54,271	93,504
Commitments and contingencies (Note 11)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of December 31, 2024 and December 31, 2024; 173,868,949 and 167,755,715 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	168	168
Additional paid-in capital	2,580,928	2,516,905
Accumulated other comprehensive loss	733	(991)
Accumulated deficit	(2,014,769)	(1,738,290)
Total stockholders’ equity	567,060	777,792
Total liabilities and stockholders’ equity	$621,331	$871,296

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
License and other revenue	$15,355	$10,007	$25,546
Total revenue	15,355	10,007	25,546
Operating expenses:
Research and development expenses	$261,383	$319,089	$330,018
Change in fair value of contingent consideration liability	—	(13,206)	(6,422)
General and administrative expenses	56,710	76,592	74,950
Total operating expenses	318,093	382,475	398,546
Loss from operations	(302,738)	(372,468)	(373,000)
Other income:
Interest income	27,035	34,746	31,045
Other (expense) income	(776)	14	(18)
Total other income, net	26,259	34,760	31,027
Net loss	$(276,479)	$(337,708)	$(341,973)
Net loss per share, basic and diluted	$(1.61)	$(2.36)	$(2.79)
Weighted average shares of common stock, basic and diluted	171,586,558	142,867,844	122,576,527
Other comprehensive income (loss):
Unrealized holding gain (loss)	1,724	(795)	10,224
Total other comprehensive income (loss)	1,724	(795)	10,224
Total comprehensive loss	$(274,755)	$(338,503)	$(331,749)

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2022	121,112,234	$121	$2,019,126	$(10,420)	$(1,058,609)	$950,218
Issuance of common stock upon milestone achievement	1,797,064	2	12,748	—	—	12,750
Issuance of common stock via at-the-market offerings, net	3,026,072	3	30,278	—	—	30,281
Issuance of common stock through exercise of stock options	399,498	1	1,985	—	—	1,986
Issuance of common stock via employee stock purchase plan	244,125	—	2,486	—	—	2,486
Vesting of restricted stock units	883,416	—	—	—	—	—
Stock compensation expense	—	—	86,031	—	—	86,031
Unrealized gain on investments	—	—	—	10,224	—	10,224
Net loss	—	—	—	—	(341,973)	(341,973)
Balance at December 31, 2023	127,462,409	$127	$2,152,654	$(196)	$(1,400,582)	$752,003
Issuance of common stock through Private Placement, net	2,500,000	3	29,800	—	—	29,803
Issuance of common stock via at-the-market offerings, net	1,889,597	2	17,930	—	—	17,932
Issuance of common stock through follow-on offering, net	32,857,143	33	218,124	—	—	218,157
Issuance of common stock through exercise of stock options	617,570	2	2,780	—	—	2,782
Issuance of common stock via employee stock purchase plan	303,670	1	1,478	—	—	1,479
Vesting of restricted stock units	2,125,326	—	—	—	—	—
Stock compensation expense	—	—	94,139	—	—	94,139
Unrealized loss on investments	—	—	—	(795)	—	(795)
Net loss	—	—	—	—	(337,708)	(337,708)
Balances at December 31, 2024	167,755,715	$168	$2,516,905	$(991)	$(1,738,290)	$777,792
Issuance of common stock through exercise of stock options	111,209	—	524	—	—	524
Issuance of common stock via employee stock purchase plan	364,846	—	1,080	—	—	1,080
Vesting of restricted stock units	5,637,179	—	—	—	—	—
Stock compensation expense	—	—	62,419	—	—	62,419
Unrealized gain on investments	—	—	—	1,724	—	1,724
Net loss	—	—	—	—	(276,479)	(276,479)
Balances at December 31, 2025	173,868,949	$168	$2,580,928	$733	$(2,014,769)	$567,060

See accompanying notes.

Relay Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(276,479)	$(337,708)	$(341,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,557	5,464	5,269
Stock compensation expense	62,419	94,139	86,031
Impairment of intangible asset	2,300	—	—
Net realized gain on sale of investments	—	(101)	—
Loss on disposal of property and equipment	1,003	—	—
Change in fair value of contingent consideration liability	—	(13,206)	(6,422)
Net amortization of premiums and discounts on investments	(4,949)	(12,315)	(10,763)
Changes in assets and liabilities:
Accounts receivable	—	—	306
Contract asset	—	—	4,913
Prepaid expenses and other current assets	1,612	(5,356)	(4,648)
Operating lease assets and liabilities, net	(4,272)	1,243	1,509
Accounts payable and accrued expenses	(11,440)	10,268	(9,590)
Deferred revenue	(7,679)	7,679	—
Other liabilities	(1,527)	786	(24,948)
Net cash used in operating activities	(235,455)	(249,107)	(300,316)
Cash flows from investing activities:
Purchases of property and equipment	(410)	(2,018)	(4,126)
Purchases of investments	(122,971)	(650,629)	(385,542)
Proceeds from maturities and sales of investments	316,180	611,564	647,302
Net cash provided by (used in) investing activities	192,799	(41,083)	257,634
Cash flows from financing activities:
Proceeds from issuance of common stock through Private Placement, net	—	29,803	—
Proceeds from issuance of common stock via at-the-market offerings, net	—	17,932	30,281
Proceeds from issuance of common stock through follow-on offering, net	—	218,157	—
Proceeds from issuance of common stock through exercise of stock options	524	2,782	1,986
Proceeds from issuance of common stock via employee stock purchase plan	1,080	1,479	2,486
Net cash provided by financing activities	1,604	270,153	34,753
Net decrease in cash, cash equivalents, and restricted cash	(41,052)	(20,037)	(7,929)
Cash, cash equivalents, and restricted cash at beginning of period	126,406	146,443	154,372
Cash, cash equivalents, and restricted cash at end of period	$85,354	$126,406	$146,443
Supplemental disclosure of non-cash activities:
Periodic change in additions of property and equipment within current liabilities	$(35)	$(1,544)	$410
Periodic change in costs to obtain license agreement within current liabilities	$(2,508)	$2,508	$—
Operating lease assets obtained in exchange for operating lease liabilities	$6,908	$—	$—
Issuance of common stock upon milestone achievement	$—	$—	$12,750

Reconciliation of Cash, Cash Equivalents, and Restricted Cash from Balance Sheets to Statements of Cash Flows

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$84,018	$124,287
Restricted cash	1,336	2,119
Cash, cash equivalents, and restricted cash per statements of cash flows	$85,354	$126,406

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the "Company") was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage, small molecule precision medicine company developing potentially life-changing therapies for patients living with cancer and genetic disease. The Company’s Dynamo® platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable or inadequately addressed. The Company’s initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications. The Company’s lead product candidate, zovegalisib (RLY-2608), is in clinical development. The Company is also progressing its NRAS-selective inhibitor, RLY-8161, to address NRAS-mutated solid tumors, as well as its non-inhibitory chaperone for Fabry disease. The Company is also advancing early-stage discovery programs across both precision oncology and genetic diseases.

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

The Company has devoted substantially all of its resources to developing its product candidates by integrating its computational and experimental approaches, building its intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations.

The Company has incurred net operating losses since inception and had an accumulated deficit of $2.0 billion as of December 31, 2025. The Company expects that its existing cash, cash equivalents, and investments as of December 31, 2025 will enable it to fund its planned operating expenses and capital expenditures for at least one year from the date of the issuance of these consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair value of contingent milestone payments in connection with the acquisition of ZebiAI Therapeutics, Inc. ("ZebiAI") in 2021, the determination of the transaction price and standalone selling price of performance obligations under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), the timing of expense recognition for certain research and development activities, the valuation of equity instruments, and the incremental borrowing rate for determining operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience.

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

The Company adopted ASU 2023-07 upon filing its Annual Report on Form 10-K for the year ended December 31, 2024.

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

Restricted Cash

As of December 31, 2025 and 2024, the Company had restricted cash of $1.3 million and $2.1 million, respectively, to secure letters of credit in connection with the Company's operating leases, as detailed in Note 12, Operating Leases. The Company classified the restricted cash as a noncurrent asset on its consolidated balance sheets, consistent with the terms of the operating lease agreements.

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

All of the Company’s available-for-sale securities are available to the Company for use in current operations. As a result, the Company classified all such securities as current assets as of December 31, 2025 and 2024, although the stated maturity of some individual securities may be one year or more beyond the balance sheet dates.

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

Property and equipment, net consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Property and equipment:
Laboratory equipment	$20,586	$27,407
Leasehold improvements	908	3,825
Computer equipment	986	1,743
Furniture and fixtures	793	1,779
Construction in process	—	69
	23,273	34,823
Less: accumulated depreciation	(21,547)	(28,912)
Total property and equipment, net	$1,726	$5,911

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

The Company did not recognize any impairment losses for the years ended December 31, 2024 and 2023.

In connection with the acquisition of ZebiAI in 2021, the Company recorded an intangible asset for the assembled workforce of $2.3 million. During the year ended December 31, 2025, over 70 employees were involuntarily terminated, after which the Company concluded there was no ongoing benefit from the assembled workforce. Therefore, the intangible asset was considered to be impaired and written-off within research and development expenses during the year ended December 31, 2025.

The Company did not recognize any other impairment losses for the year ended December 31, 2025.

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

Comprehensive Loss

Comprehensive loss includes net loss, as well as other changes in stockholders’ equity resulting from transactions and economic events other than those with stockholders. For the years ended December 31, 2025, 2024, and 2023, other comprehensive income (loss) consisted of changes in unrealized gains and losses from available-for-sale investments.

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

Recently Adopted Accounting Pronouncements

As noted above, the Company adopted (a) ASU 2016-13, as well as the related amendments thereto, on January 1, 2022 and (b) ASU 2023-07 upon filing of its Annual Report on Form 10-K for the year ended December 31, 2024. The adoption of the standards noted did not have a material impact on the Company's consolidated financial statements or footnotes, except as otherwise noted.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. In particular, the standard requires more detailed information in the income tax rate reconciliation, as well as other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption was permitted. The Company adopted the standard upon filing of this Annual Report on Form 10-K and such standard did not have a material impact on the Company's consolidated financial statements or footnotes.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

The following tables illustrates information about segment revenue, significant segment expenses, and segment net loss.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
License and other revenue	$15,355	$10,007	$25,546
Less:
Research and development expenses
External costs for programs in clinical trials	$104,268	$92,096	$101,055
External costs for platform technologies and preclinical programs	38,526	76,392	76,471
Employee related expenses (1)	57,600	71,979	77,120
Other expenses (2)	19,930	22,302	22,512
General and administrative expenses (3)	31,793	33,309	36,510
Other segment expenses (income)
Depreciation expense	3,557	5,464	5,269
Stock compensation expense in research and development expenses	37,981	51,622	48,351
Stock compensation expense in general and administrative expenses	24,438	42,517	37,680
Change in fair value of contingent consideration liability	—	(13,206)	(6,422)
Interest income	(27,035)	(34,746)	(31,045)
Other expense (income)	776	(14)	18
Segment net loss	(276,479)	(337,708)	(341,973)
Reconciliation to consolidated net loss:
Adjustments or reconciling items	—	—	—
Consolidated net loss	$(276,479)	$(337,708)	$(341,973)

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

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2025:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$80,313	$—	$—	$80,313
Total cash equivalents	80,313	—	—	80,313
Investments:
U.S. treasury bills	—	401,184	—	401,184
U.S. agency securities	—	69,316	—	69,316
Total investments	—	470,500	—	470,500
Total assets	$80,313	$470,500	$—	$550,813
Liabilities
Contingent Milestone Payments	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents:
Money market funds	$122,128	$—	$—	$122,128
Total cash equivalents	122,128	—	—	122,128
Investments:
U.S. treasury bills	—	564,083	—	564,083
U.S. agency securities	—	92,953	—	92,953
Total investments	—	657,036	—	657,036
Total assets	$122,128	$657,036	$—	$779,164
Liabilities
Contingent Milestone Payments	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data.

Fair Value of Contingent Consideration

In 2021, the Company acquired ZebiAI.

Pursuant to the terms of the acquisition, the Company is liable for certain contingent consideration, including (a) up to $85.0 million in platform and program milestones ("Contingent Milestone Payments") and (b) up to $100.0 million in earnout payments ("Contingent Earnout Payments"), both payable to ZebiAI's former equity holders upon achievement.

The Company classified the Contingent Milestone Payments within Level 3 of the fair value hierarchy. Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"), the Company has accounted for the Contingent Milestone Payments as a liability and remeasured the fair value at each reporting period based on the probability of achieving the milestones and timing. Significant judgment has been used in determining the underlying assumptions. In connection therewith, the liability was recorded at $0 on the consolidated balance sheet as of December 31, 2025.

The Company has not accounted for the Contingent Earnout Payments as derivatives under ASC Topic 815, Derivatives and Hedging ("ASC 815"). As such, they were only measured at fair value as of the acquisition date and have not been re-assessed at fair value as of each reporting period end. During the year ended December 31, 2024, the contingency was resolved without the consideration becoming payable. Therefore, the liability was recorded at $0 on the consolidated balance sheet as of December 31, 2025.

The following table reconciles the change in the contingent consideration liability:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Balance at beginning of period	$—	$13,206	$32,378
Change in fair value of Contingent Milestone Payments	—	(8,206)	(6,422)
Change in carrying value of Contingent Earnout Payments	—	(5,000)	—
Common stock issued upon milestone achievement	—	—	(12,750)
	$—	$—	$13,206

5. Investments

The fair value of available-for-sale investments by type of security was as follows:

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$357,852	$513	$(2)	$358,363
U.S. agency securities	49,430	48	(2)	49,476
Total investments with a maturity of one year or less	407,282	561	(4)	407,839

U.S. treasury bills	42,670	151	—	42,821
U.S. agency securities	19,815	27	(2)	19,840
Total investments with a maturity of one to two years	62,485	178	(2)	62,661
Total investments	$469,767	$739	$(6)	$470,500

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$245,208	$516	$(35)	$245,689
U.S. agency securities	51,153	123	—	51,276
Total investments with a maturity of one year or less	296,361	639	(35)	296,965

U.S. treasury bills	319,625	376	(1,607)	318,394
U.S. agency securities	42,041	14	(378)	41,677
Total investments with a maturity of one to two years	361,666	390	(1,985)	360,071
Total investments	$658,027	$1,029	$(2,020)	$657,036

The following tables summarize the Company's available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position:

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$11,057	$(1)	$4,012	$(1)	$15,069	$(2)
U.S. agency securities	28,187	(4)	—	—	28,187	(4)
Total	$39,244	$(5)	$4,012	$(1)	$43,256	$(6)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$258,196	$(1,642)	$—	$—	$258,196	$(1,642)
U.S. agency securities	35,455	(378)	—	—	35,455	(378)
Total	$293,651	$(2,020)	$—	$—	$293,651	$(2,020)

As summarized in the tables immediately above, the Company held 8 and 58 debt securities that were in an unrealized loss position as of December 31, 2025 and 2024, respectively. The unrealized losses at December 31, 2025 and 2024 were attributable to changes in interest rates and the unrealized losses do not represent credit losses. The Company does not intend to sell such securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2025	2024
	(in thousands)
External research and development costs	$12,631	$19,565
Consulting and professional services	822	935
Compensation costs	—	106
Other	192	630
Total accrued expenses	$13,645	$21,236

7. Common Stock

Each share of common stock entitles the stockholder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2025, no dividends had been declared.

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

As of December 31, 2025, there were no sales of common stock under the 2024 Sales Agreement.

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

In 2020, the Company’s stockholders approved the 2020 Stock Plan. All of the Company’s employees, officers, directors, and consultants are eligible to be granted options, restricted stock units, and other stock-based awards under the terms of the 2020 Stock Plan, which originally provided for the issuance of up to 8,376,080 of stock-based awards. The 2020 Stock Plan is also subject to annual increases to be added on the first day of each fiscal year, commencing on January 1, 2021, equal to 5% of the number of outstanding shares on the immediately preceding December 31 or such lesser number of shares approved by the Company’s board of directors or compensation committee of the board of directors. On January 1, 2025, the number of shares available for issuance under the 2020 Stock Plan was increased by 8,387,785 shares of common stock. There were 12,009,179 stock-based awards available for issuance at December 31, 2025 under the 2020 Stock Plan.

In 2020, the Company adopted an Employee Stock Purchase Plan ("ESPP") that permits eligible employees to enroll in six-month offering periods. Participants may purchase shares of the Company’s common stock, through after-tax payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first or last day of the applicable six-month offering period, whichever is lower. Purchase dates under the ESPP occur on or about June 30 and December 31 each year. The Company’s stockholders originally authorized 1,092,532 shares for issuance pursuant to the ESPP, which is subject to annual increases to be added on the first day of each fiscal year, commencing on January 1, 2021, equal to the lesser of 2,185,064 shares of the Company’s common stock, 1% of the number of outstanding shares on the immediately preceding December 31, or an amount determined by the Company’s board of directors. On January 1, 2025, the number of shares available for issuance under the ESPP was increased by 1,677,557 shares of common stock. There were 6,157,661 shares available for issuance at December 31, 2025 under the ESPP.

In connection with all stock-based payments, total stock compensation expense recognized was as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Research and development expenses	$37,981	$51,622	$48,351
General and administrative expenses	24,438	42,517	37,680
	$62,419	$94,139	$86,031

Time-Based Stock Options

The Company has historically granted stock options to employees, directors, and consultants with vesting subject to continued service over time. Accordingly, stock compensation expense for such awards is recognized using a straight-line attribution model over the vesting term.

The following table summarizes activity for time-based stock options for the year ended December 31, 2025:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	11,598,344	$17.44	6.93	$—
Granted	8,244,529	4.36
Exercised	(101,093)	4.67
Cancelled	(2,971,776)	14.45
Outstanding at December 31, 2025	16,770,004	$11.62	7.32	$39,083
Vested at December 31, 2025	9,331,796	$15.84	6.05	$12,979
Unvested at December 31, 2025	7,438,208	$6.33	8.91	$26,104

The total intrinsic value of time-based stock options exercised was $0.3 million, $6.7 million, and $4.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The fair value of each time-based stock option granted is estimated on the grant date using the Black-Scholes option pricing model, pursuant to which the weighted-average grant date fair values were $3.09, $4.87, and $12.83 during the years ended December 31, 2025, 2024, and 2023, respectively.

The following table summarizes the assumptions used in calculating the fair value of the time-based stock options granted:

	Year Ended December 31,
	2025	2024	2023
Expected term (in years)	6.25	6.25	6.25
Risk-free interest rate	3.7% to 4.7%	3.5% to 4.7%	3.3% to 5.0%
Expected volatility	77.3% to 78.7%	75.8% to 78.9%	74.1% to 79.8%
Expected dividend yield	0.0%	0.0%	0.0%

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

As of December 31, 2025, the total unrecognized stock compensation related to unvested time-based stock options was $27.6 million, which the Company expects to recognize over a weighted-average period of approximately 1.27 years.

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

For the performance-based stock options granted in prior years, all performance conditions were resolved in prior years and the grant dates were set prior to December 31, 2025.

The following table summarizes activity for performance-based stock options for the year ended December 31, 2025:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	1,556,684	$5.30	5.17	$—
Exercised	(10,116)	5.22
Cancelled	(69,175)	7.04
Outstanding at December 31, 2025	1,477,393	$5.22	4.16	$4,787
Vested at December 31, 2025	1,477,393	$5.22	4.16	$4,787

The total intrinsic value of performance-based stock options exercised was $0.1 million, $0.1 million, and $0.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The fair value of each performance-based stock option granted in prior years was estimated on the accounting grant date, or at the end of each reporting period if variable accounting was applied, using the Black-Scholes option-pricing model. There were no performance-based stock options granted during the years ended December 31, 2025, 2024, and 2023.

As of December 31, 2025, the total unrecognized stock compensation related to unvested performance-based stock options was $0.

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

The following table summarizes activity for time-based RSUs for the year ended December 31, 2025:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	5,808,659	$12.44
Granted	1,869,945	4.26
Vested	(4,269,481)	11.70
Cancelled	(992,105)	10.63
Unvested at December 31, 2025	2,417,018	$8.17

The fair value of time-based RSUs vested during the year ended December 31, 2025 was $18.1 million.

As of December 31, 2025, the total unrecognized compensation related to unvested time-based RSUs granted was $13.3 million, which the Company expects to recognize over a weighted-average period of approximately 1.03 years.

Performance-Based RSUs

Besides the 2023 Market-Based Awards, as defined below, the Company had only granted time-based RSUs to employees, directors, and consultants, as summarized above, prior to the year ended December 31, 2024. During the year ended December 31, 2024, the Company granted RSUs to certain employees with vesting subject to achievement of certain performance conditions, as well as continued service over time. Specifically, commencement of vesting was contingent on achievement of various goals over specified periods, subject to approval by either the Company's Board of Directors or Compensation Committee of the Board of Directors.

There were no other grants of similar awards during the year ended December 31, 2025.

For the performance-based RSUs, the Company applied variable accounting until the performance criteria were determined to be achieved, at which time vesting commenced over contractual service periods. Furthermore, because (a) the awards were authorized prior to the accounting grant date pursuant to ASC 718, (b) the recipients were providing service prior to the accounting grant date, and (c) there were performance conditions that, if not met by the accounting grant date, would have resulted in the forfeiture of the award, the service inception dates preceded the accounting grant dates. Ultimately, the stock compensation expense for the RSUs was determined based on the fair value of the awards on the accounting grant dates, which is then being recognized using an accelerated attribution model over the vesting term commencing upon the actual or expected accounting grant dates.

For the performance-based RSUs granted during the year ended December 31, 2024, the performance conditions were resolved during the year ended December 31, 2025 and, therefore, the accounting grant dates were set prior to December 31, 2025.

The following table summarizes activity for performance-based RSUs for the year ended December 31, 2025:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	1,646,005	$4.09
Vested	(1,367,698)	4.11
Cancelled	(114,701)	3.80
Unvested at December 31, 2025	163,606	$4.19

The fair value of performance-based RSUs vested during the year ended December 31, 2025 was $5.7 million.

As of December 31, 2025, the total unrecognized compensation related to unvested performance-based RSUs granted was $0.1 million, which the Company expects to recognize during the three months ending March 31, 2026.

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

There were no other grants of similar awards during the years ended December 31, 2025 and 2024.

As of December 31, 2025, the market conditions underlying the 2023 Market-Based Awards had not been achieved and, therefore, none had vested. In connection therewith, none of the options were exercised and none of the RSUs were released through December 31, 2025. As of December 31, 2025, 211,420 options and 105,910 RSUs from the Market-Based Awards had been cancelled.

As of December 31, 2025, the total unrecognized compensation related to unvested market-based awards granted was $0.1 million, which the Company expects to recognize during the three months ending March 31, 2026.

Employee Stock Purchase Plan

The following table summarizes activity under the Company's ESPP during the years ended December 31, 2025, 2024, and 2023, including (a) after-tax contributions from employees, (b) shares purchased, and (c) weighted-average assumptions used in the Black-Scholes option pricing model to estimate the fair value of the option component of the shares purchased.

	Year Ended December 31,
	2025	2024	2023
After-tax contributions (in thousands)	$1,080	$1,479	$2,486
Shares of common stock purchased	364,846	303,670	244,125
Expected term (in years)	0.50	0.50	0.50
Risk-free interest rate	4.3%	5.3%	5.1%
Expected volatility	87.0%	65.1%	86.8%
Expected dividend yield	0.0%	0.0%	0.0%

As of December 31, 2025, there was no unrecognized stock compensation expense related to ESPP, since the purchase for the offering period between July 1, 2025 and December 31, 2025 was transacted on December 31, 2025.

9. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except share and per share data)
Net loss	$(276,479)	$(337,708)	$(341,973)
Net loss per share, basic and diluted	$(1.61)	$(2.36)	$(2.79)
Weighted average shares of common stock, basic and diluted	171,586,558	142,867,844	122,576,527

For the years ended December 31, 2025, 2024, and 2023, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. In computing diluted net loss per share for the years ended December 31, 2025, 2024, and 2023, the Company excluded the following potentially dilutive securities, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period.

	Year Ended December 31,
	2025	2024	2023
Options outstanding to purchase common stock	19,548,797	14,570,218	15,610,586
Unvested and outstanding restricted stock units	2,880,484	7,811,619	3,398,017
Common stock issued upon milestone achievement	—	—	1,535,404
	22,429,281	22,381,837	20,544,007

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

Effective as of January 7, 2025 (the "Termination Date"), Genentech elected to terminate the Genentech Agreement without cause. As a result of the termination of the Genentech Agreement, the Company is not entitled to receive any further milestones or other payments due after the Termination Date. The parties ceased to have any development or commercialization obligations after the Termination Date and the licenses the Company granted to Genentech pursuant to the Genentech Agreement ceased to be in effect as of the Termination Date.

Through the Termination Date, consideration under the Genentech Agreement totaled $121.8 million.

During the years ended December 31, 2025, 2024, and 2023, the Company recognized $0, $10.0 million, and $25.5 million, respectively, of revenue from the Genentech Agreement.

Elevar Therapeutics, Inc.

In December 2024, the Company and Elevar Therapeutics, Inc. ("Elevar") entered into the Exclusive License Agreement (as amended from time to time, the "Elevar Agreement"), pursuant to which Elevar was granted exclusive global development and commercialization rights for lirafugratinib (RLY-4008), the Company's selective oral small molecule inhibitor of fibroblast growth factor receptor 2 ("FGFR2"). Upon execution of the Elevar Agreement, Elevar is responsible for all further development activities and global commercialization for lirafugratinib in FGFR2-driven cholangiocarcinoma and FGFR2-altered other solid tumors.

As of December 31, 2025, consideration under the Elevar Agreement totaled $15.4 million, consisting of:

•
$5.0 million upon execution;
•
$3.4 million upon transfer of active pharmaceutical ingredient and other materials; and
•
$7.0 million in milestone payments.

The Company is also eligible to receive up to $488.0 million in regulatory and commercial milestone payments, as well as tiered royalties.

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
3.
Determination of Transaction Price

As of December 31, 2025, the transaction price for the Elevar Agreement was $15.4 million, which included the payments noted above. In connection therewith, certain milestone payments and royalties were excluded from the transaction price as of December 31, 2025, because such payments were variable consideration fully constrained. As part of management’s evaluation of the constraint, the Company considered numerous factors, including consideration of the fact that achievement of the milestones is outside of the Company’s control, contingent upon Elevar's efforts, the receipt of regulatory approval, and subject to scientific risks of success.

4.
Allocation of Transaction Price to Performance Obligations

The Company allocated the transaction price of $15.4 million to each performance obligation using estimates of their stand-alone selling prices ("SSP"). However, the estimates had no impact on the Company's consolidated financial statements through December 31, 2025, since each performance obligation was completed in the year ended December 31, 2025, as noted below.

5.
Recognition of Revenue

During the year ended December 31, 2024, the Company recognized $0 in revenue from the Elevar Agreement, since none of the performance obligations thereunder were completed as of December 31, 2024.

During the year ended December 31, 2025, the Company recognized $15.4 million in revenue from the Elevar Agreement, specifically in connection with the completion of each of the Company's performance obligations thereunder in the current period, as well as receipt of certain milestone payments.

11. Commitments and Contingencies

Intellectual Property License

The Company has a Collaboration and License Agreement with D. E. Shaw Research, LLC ("D. E. Shaw Research"), pursuant to which the Company and D.E. Shaw Research jointly conducted research efforts with the goal of identifying and developing product candidates (as amended from time to time, the “DESRES Agreement”). The initial research term of the DESRES Agreement expired on August 16, 2025. The DESRES Agreement continues on a target-by-target basis until all payment obligations have expired.

The Company paid an annual collaboration fee of $9.9 million during the initial research term from 2021 to 2025. The Company is also obligated to pay development milestone payments under the terms of the DESRES Agreement up to $7.3 million per target, plus sales milestones and royalties, upon the achievement of certain specified contingent events. Such payments for achievement of development and regulatory milestones total up to $7.3 million in the aggregate for each of the first three products the Company develops and up to $6.3 million, in the aggregate, for each product the Company develops thereafter. The Company assessed the milestone events and royalties under the DESRES Agreement as of December 31, 2025 and 2024, concluding certain milestone payments were triggered as of December 31, 2025 and subsequently paid in January 2026 and no such payments were due as of December 31, 2024.

For the years ended December 31, 2025, 2024, and 2023, the Company recorded research and development expenses of $9.3 million, $9.7 million, and $9.5 million, respectively, under the DESRES Agreement on its consolidated statements of operations.

As of December 31, 2025 and 2024, the Company had prepaid balances of $0 and $5.9 million, respectively, under the DESRES Agreement on its consolidated balance sheets.

As of December 31, 2025 and 2024, the Company had accrued expense and accounts payable balances of $0.6 million and $0.1 million, respectively, under the DESRES Agreement on its consolidated balance sheets.

Other Research Arrangements

The Company has certain other research and license arrangements and other collaborations with third parties, which provide the Company with specified research and/or development services.

12. Operating Leases

399 Binney Street

In December 2017, the Company executed an operating lease agreement for 44,336 square feet of office and laboratory space at 399 Binney Street, Cambridge, Massachusetts, which was increased to 44,807 square feet in January 2018 ("399 Binney Street"). Pursuant to the terms of the operating lease agreement, as further amended in November 2019 and September 2020, the operating lease for 399 Binney Street was previously scheduled to expire on April 30, 2029.

On June 3, 2025, the Company and ARE MA Region No. 58 LLC ("399 Binney Street Landlord") executed another amendment to the operating lease for 399 Binney Street, as amended, pursuant to which termination was accelerated to July 3, 2025. The Company continued to be responsible for rent and other obligations under the operating lease for 399 Binney Street, as amended, through July 3, 2025, at which point such obligations ceased and the operating lease was terminated. In consideration for entry into the amendment on June 3, 2025, the Company also paid the 399 Binney Street Landlord a termination payment of $2.5 million (the "Termination Payment").

Although the Company was obligated to pay rent for the leased premises at 399 Binney Street through July 3, 2025 and the accelerated termination date was July 3, 2025, as agreed between Company and the 399 Binney Street Landlord, the Company had committed to terminating the operating lease for 399 Binney Street, as amended, as of June 3, 2025. Furthermore, the Company's access to the premises was also terminated as of June 3, 2025. Therefore, the Company accounted for termination of the operating lease at 399 Binney Street, as amended, during the three months ended June 30, 2025. In connection therewith, the Company removed the operating lease assets and liabilities from its consolidated balance sheet as of termination, or June 3, 2025, and also recognized the impact of the Termination Payment at such time.

The following table summarizes the adjustments above and reconciles to the net amount as of June 3, 2025:

June 3, 2025
(in thousands)
Assets:
Operating lease assets	$13,190
Liabilities:
Operating lease liabilities	$(3,127)
Operating lease liabilities, net of current portion	(12,060)
Total operating lease liabilities	$(15,187)
Other:
Termination Payment	$2,452
Net:
Carryover	$455

In the table above, the net amount of $0.5 million was recorded as an addition to the operating lease asset upon commencement of the operating lease for Building 300 at One Kendall Square, Cambridge, MA ("300 OKS"), as described below, during the year ended December 31, 2025. The amount is expected to be amortized as rent expense over the term of the operating lease at 300 OKS.

The following table summarizes the effect of lease costs for the operating lease at 399 Binney Street on the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Research and development expenses	$1,877	$3,648	$3,631
General and administrative expenses	307	595	614
	$2,184	$4,243	$4,245

The Company made cash payments of $2.2 million, $4.4 million, and $4.3 million under the operating lease agreement for 399 Binney Street during the years ended December 31, 2025, 2024, and 2023, respectively.

Building 300 at One Kendall Square

On June 3, 2025, the Company executed an operating lease agreement for 300 OKS with ARE MA Region No. 59 LLC ("300 OKS Landlord"), an affiliate of the 399 Binney Street Landlord. Pursuant to the terms of the operating lease agreement, the Company agreed to lease 12,190 square feet of office space through February 28, 2030. In consideration for entry into the operating lease agreement, the Company also paid the 300 OKS Landlord a relocation payment of $3.5 million (the "Relocation Payment").

Although the Company was only obligated to start paying rent under the operating lease agreement at 300 OKS on July 3, 2025, the Company could physically access and benefit from the space upon lease execution on June 3, 2025. Therefore, the Company recorded an operating lease asset and liability during the three months ended June 30, 2025, which included $0.5 million from the net impact of terminating the lease at 399 Binney Street, as amended, on June 3, 2025. The operating lease agreement for 300 OKS expires in February 2030 with no renewal options.

The following table summarizes the presentation of amounts recorded on the Company’s consolidated balance sheets for the operating lease at 300 OKS as of December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
	(in thousands)
Assets:
Operating lease assets	$6,513	$—
Liabilities:
Operating lease liabilities	$592	$—
Operating lease liabilities, net of current portion	2,499	—
Total operating lease liabilities	$3,091	$—

The following table summarizes the effect of lease costs for the operating lease at 300 OKS on the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Research and development expenses	$881	$—	$—
General and administrative expenses	125	—	—
	$1,006	$—	$—

The Company made cash payments of $4.0 million, $0, and $0 under the operating lease agreement for 300 OKS during the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, the minimum lease payments for the Company’s operating lease at 300 OKS for the next five years and thereafter are expected to be as follows:

Year Ending December 31,	Amount (in thousands)
2026	$875
2027	899
2028	924
2029	949
2030	160
Thereafter	—
Total lease payments	3,807
Less: interest	(716)
Present value of operating lease liabilities	$3,091

The remaining lease term and discount rate of the Company's operating lease at 300 OKS were 4.16 years and 10.0%, respectively, at December 31, 2025.

60 Hampshire Street

In May 2021, the Company executed an operating lease agreement for 41,474 square feet of office and laboratory space at 60 Hampshire Street, Cambridge, Massachusetts ("60 Hampshire Street"). The Company gained control of the leased space in July 2022 and, accordingly, recorded an operating lease right-of-use asset and liability at such time. The operating lease expires in June 2032 with no renewal options.

The following table summarizes the presentation of amounts recorded on the Company’s consolidated balance sheets for the operating lease at 60 Hampshire Street as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(in thousands)
Assets:
Operating lease assets	$33,477	$37,492
Liabilities:
Current operating lease liabilities	$3,173	$2,784
Operating lease liabilities, net of current portion	26,194	29,367
Total operating lease liabilities	$29,367	$32,151

The following table summarizes the effect of lease costs for the operating lease at 60 Hampshire Street on the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Research and development expenses	$5,776	$5,851	$5,549
General and administrative expenses	878	955	938
	$6,654	$6,806	$6,487

The Company made cash payments of $5.3 million, $5.1 million, and $5.0 million under the operating lease agreement for 60 Hampshire Street during the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, the minimum lease payments for the Company’s operating lease at 60 Hampshire Street for the next five years and thereafter are expected to be as follows:

Year Ending December 31,	Amount (in thousands)
2026	$5,409
2027	5,565
2028	5,726
2029	5,892
2030	6,063
Thereafter	9,403
Total lease payments	38,058
Less: interest	(8,691)
Present value of operating lease liabilities	$29,367

The remaining lease term and discount rate of the Company's operating lease at 60 Hampshire Street were 6.50 years and 8.0%, respectively, at December 31, 2025.

The remaining lease term and discount rate of the Company's operating lease at 60 Hampshire Street were 7.50 years and 8.0%, respectively, at December 31, 2024.

13. Income Taxes

During the years ended December 31, 2025, 2024, and 2023, the Company recorded no income tax benefits due to losses incurred and the uncertainty of future taxable income.

A reconciliation of the expected income tax (benefit) computed using the U.S. Federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2025, 2024, and 2023:

	December 31,
	2025		2024		2023
	Amount (in thousands)	Percentage	Amount (in thousands)	Percentage	Amount (in thousands)	Percentage
U.S. federal statutory tax rate	$(58,061)	21.0%	$(70,918)	21.0%	$(71,814)	21.0%

State taxes, net of federal taxes	5	0.0%	(1)	0.0%	(2)	0.0%

Tax credits:
Research and development	(8,416)	3.1%	(14,764)	4.4%	(12,996)	3.8%
Orphan drug	2,510	(0.9)%	(13,282)	3.9%	—	0.0%

Change in valuation allowance	52,747	(19.1)%	77,975	(23.1)%	79,661	(23.3)%

Nontaxable or nondeductible items
Stock compensation	10,949	(4.0)%	22,658	(6.7)%	5,850	(1.7)%
Other	266	(0.1)%	(1,668)	0.5%	(699)	0.2%

Effective tax rate	$—	0.0%	$—	0.0%	$—	0.0%

For the years ended December 31, 2025, 2024, and 2023, taxes in California comprised the majority of state taxes, net of federal taxes.

The Company’s deferred tax assets and liabilities at December 31, 2025 and 2024, consist of the following:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating losses	$235,130	$166,311
Tax credit carryforwards	96,552	88,707
Capitalized R&D	130,388	154,424
Lease liability	11,208	14,820
Stock compensation	15,659	16,892
Intangibles	1,728	1,341
Depreciation and amortization	619	967
Other	57	2,346
Total gross deferred tax assets	491,341	445,808
Valuation allowance	(480,517)	(431,929)
Net deferred tax assets	10,824	13,879
Deferred tax liabilities
Operating lease assets	(10,824)	(13,879)
Total deferred tax liabilities	(10,824)	(13,879)
	$—	$—

The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 2025 and 2024, the Company had federal NOL carryforwards of $923.9 million and $596.3 million, respectively, available to reduce federal taxable income, of which $43.1 million begin to expire in 2035 and $880.8 million do not expire. The Company also had state NOL carryforwards of $625.6 million and $625.2 million as of December 31, 2025 and 2024, respectively, available to reduce state taxable income, which begin to expire in 2035.

As of December 31, 2025 and 2024, the Company also had available federal research and development tax credit carryforwards of $55.9 million and $47.5 million, respectively, available to reduce federal tax liabilities, which begin to expire in 2035.

As of December 31, 2025 and 2024, the Company also had available state research and development tax credit carryforwards of $29.9 million and $27.0 million, respectively, available to reduce state tax liabilities, which being to expire in 2030.

As of December 31, 2025 and 2024, the Company also had available federal orphan drug tax credit carryforwards of $17.0 million and $19.5 million, respectively, available to reduce federal tax liabilities, which begin to expire in 2042.

Utilization of NOL and research and development credit carryforwards may generally be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 ("Sections 382 and 383") due to ownership changes that have occurred previously or could occur in the future. Such ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset any post-ownership change in taxable income and tax, respectively. The most recent Section 382 study was performed by the Company up to December 31, 2025, through which it was noted that a historic ownership change has likely occurred. Nonetheless, the Company has concluded that, as of December 31, 2025, the prospective utilization of NOL and research and development credit carryforwards from inception through December 31, 2025 (and, therefore, the corresponding federal and state deferred tax assets) should not be restricted by Sections 382 and 383, although ownership changes after December 31, 2025 could impact the Company’s ability to utilize such tax attributes in the future.

The Company recorded a valuation allowance against its deferred tax assets for the years ended December 31, 2025 and 2024, because the Company’s management believes it is more likely than not that such assets will not be realized. The valuation allowance increased by $48.6 million and $132.1 million for the years ended December 31, 2025 and 2024, respectively, primarily as a result of operating losses generated with no corresponding financial statement benefit.

The Company had no unrecognized tax benefits as of December 31, 2025 and 2024.

The Company files tax returns, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from inception to the present.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted in the U.S. The OBBB includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act ("TCJA") and restoration of favorable tax treatment for certain business provisions including the expensing of domestic research and development expenditures. The OBBB did not have a material impact on the Company's consolidated financial statements or footnotes.

14. Employee Benefits

In 2016, the Company established a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company made matching contributions to the 401(k) Plan of $1.9 million, $2.4 million, and $2.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

15. Subsequent Events

In preparing the consolidated financial statements as of December 31, 2025, the Company evaluated subsequent events for recognition and measurement through the filing date of this Annual Report on Form 10-K. The Company concluded no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements, except as otherwise included in the notes above.

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

10.5#

Amended and Restated Non-Employee Director Compensation Policy, effective as of May 8, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (File No. 001-39385) filed on August 7, 2025).

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

10.15†

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

10.17	Lease by and between the Registrant and BMR-Hampshire, LLC, dated May 26, 2021 (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 10-Q (File No. 001-39385) filed on August 12, 2021).

19.1	Registrant's Insider Trading Policy, dated December 13, 2024 (incorporated by reference to Exhibit 19.1 of the Registrant’s Form 10-K (File No. 001-39385) filed on February 26, 2025).

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Registrant's Compensation Recovery Policy, adopted as of September 29, 2023 (incorporated by reference to Exhibit 97.1 of the Registrant’s Form 10-K (File No. 001-39385) filed on February 22, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Relay Therapeutics, Inc.

Date: February 26, 2026	By:	/s/ Sanjiv K. Patel
Sanjiv K. Patel, M.D.
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

Each person whose individual signature appears below hereby authorizes and appoints Sanjiv K. Patel, M.D. and Soo-Yeun Lim, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sanjiv K. Patel	President, Chief Executive Officer and Director	February 26, 2026
Sanjiv K. Patel, M.D.	(Principal Executive Officer)

/s/ Thomas Catinazzo	Chief Financial Officer	February 26, 2026
Thomas Catinazzo	(Principal Accounting Officer and Principal Financial Officer)

/s/ Alexis Borisy	Director	February 26, 2026
Alexis Borisy

/s/ Linda A. Hill	Director	February 26, 2026
Linda A. Hill, Ph.D.

/s/ Douglas S. Ingram	Director	February 26, 2026
Douglas S. Ingram

/s/ Sekar Kathiresan	Director	February 26, 2026
Sekar Kathiresan, M.D.

/s/ Mark Murcko	Director	February 26, 2026
Mark Murcko, Ph.D.

/s/ Claire Mazumdar	Director	February 26, 2026
Claire Mazumdar

/s/ Habib Dable	Director	February 26, 2026
Habib Dable

/s/ Lonnel Coats	Director	February 26, 2026
Lonnel Coats