Form 10-Q
period 2026-03-31
Relay Therapeutics, Inc.
filed 2026-05-05
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 191,586,165 shares of common stock, $0.001 par value per share, outstanding.

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
•
We have relied on, and expect to continue to rely on, third parties to conduct our current and future clinical trials of our product candidates, as well as investigator-sponsored clinical trials of our product candidates and any investigational products. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$204,589	$84,018
Investments	437,476	470,500
Prepaid expenses	11,835	17,787
Other current assets	4,562	5,974
Total current assets	658,462	578,279
Property and equipment, net	1,222	1,726
Operating lease assets	38,593	39,990
Restricted cash	1,336	1,336
Total assets	$699,613	$621,331
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,104	$7,705
Accrued expenses	20,912	13,645
Operating lease liabilities	3,888	3,765
Other current liabilities	847	463
Total current liabilities	29,751	25,578
Operating lease liabilities, net of current portion	27,679	28,693
Total liabilities	57,430	54,271
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of March 31 2026, and December 31, 2025; 189,209,453 and 173,868,949 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	182	168
Additional paid-in capital	2,730,233	2,580,928
Accumulated other comprehensive gain (loss)	(172)	733
Accumulated deficit	(2,088,060)	(2,014,769)
Total stockholders’ equity	642,183	567,060
Total liabilities and stockholders’ equity	$699,613	$621,331

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
License and other revenue	$3,000	$7,679
Total revenue	3,000	7,679
Operating expenses:
Research and development expenses	$70,563	$73,809
General and administrative expenses	11,027	18,739
Total operating expenses	81,590	92,548
Loss from operations	(78,590)	(84,869)
Other income:
Interest income	5,352	7,813
Other expense	(53)	(9)
Total other income, net	5,299	7,804
Net loss	$(73,291)	$(77,065)
Net loss per share, basic and diluted	$(0.41)	$(0.46)
Weighted average shares of common stock, basic and diluted	179,849,137	169,233,155
Other comprehensive (loss) income:
Unrealized holding (loss) gain	(172)	1,029
Total other comprehensive (loss) income	(172)	1,029
Total comprehensive loss	$(73,463)	$(76,036)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2025	173,868,949	$168	$2,580,928	$733	$(2,014,769)	$567,060
Issuance of common stock via at-the-market offerings, net	14,141,569	14	137,076	—	—	137,090
Issuance of common stock through exercise of stock options	349,298	—	1,692	—	—	1,692
Vesting of restricted stock units	849,637	—	—	—	—	—
Stock compensation expense	—	—	10,537	—	—	10,537
Unrealized loss on investments	—	—	—	(905)	—	(905)
Net loss	—	—	—	—	(73,291)	(73,291)
Balances at March 31, 2026	189,209,453	$182	$2,730,233	$(172)	$(2,088,060)	$642,183

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	(Loss)/Income	Deficit	Equity
Balances at December 31, 2024	167,755,715	$168	$2,516,905	$(991)	$(1,738,290)	$777,792
Vesting of restricted stock units	2,728,157	—	—	—	—	—
Stock compensation expense	—	—	19,325	—	—	19,325
Unrealized gain on investments	—	—	—	1,029	—	1,029
Net loss	—	—	—	—	(77,065)	(77,065)
Balances at March 31, 2025	170,483,872	$168	$2,536,230	$38	$(1,815,355)	$721,081

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(73,291)	$(77,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	504	1,208
Stock compensation expense	10,537	19,325
Net amortization of premiums and discounts on investments	(782)	(1,597)
Changes in assets and liabilities:
Prepaid expenses and other current assets	7,364	(3,931)
Operating lease assets and liabilities, net	506	283
Accounts payable and accrued expenses	3,666	(3,446)
Deferred revenue	—	(7,679)
Other liabilities	384	(308)
Net cash used in operating activities	(51,112)	(73,210)
Cash flows from investing activities:
Purchases of property and equipment	—	(384)
Purchases of investments	(50,899)	(21,971)
Proceeds from maturities and sales of investments	83,800	64,820
Net cash provided by investing activities	32,901	42,465
Cash flows from financing activities:
Proceeds from issuance of common stock via at-the-market offerings, net	137,090	—
Proceeds from issuance of common stock through exercise of stock options	1,692	—
Net cash provided by financing activities	138,782	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	120,571	(30,745)
Cash, cash equivalents, and restricted cash at beginning of period	85,354	126,406
Cash, cash equivalents, and restricted cash at end of period	$205,925	$95,661
Supplemental disclosure of non-cash activities:
Periodic change in additions of property and equipment within current liabilities	$—	$61
Periodic change in costs to obtain license agreement within current liabilities	$—	$(2,508)

Reconciliation of Cash, Cash Equivalents, and Restricted Cash from Balance Sheets to Statement of Cash Flows

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash and cash equivalents	$204,589	$93,542
Restricted cash	1,336	2,119
Cash, cash equivalents, and restricted cash per statements of cash flows	$205,925	$95,661

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the "Company") was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage, small molecule precision medicine company developing potentially life-changing therapies for patients living with cancer and genetic disease. The Company’s Dynamo® platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable or inadequately addressed. The Company’s initial focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications. The Company’s lead product candidate, zovegalisib (RLY-2608), is in clinical development. The Company has also initiated a clinical trial studying its NRAS-selective inhibitor, RLY-8161, in patients with NRAS-mutant melanoma and other NRAS-mutant solid tumors. Additionally, the Company is advancing its non-inhibitory chaperone for Fabry disease as well as early-stage discovery programs across both precision oncology and genetic diseases.

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

The Company has incurred net operating losses since inception and had an accumulated deficit of $2.1 billion as of March 31, 2026. The Company expects that its existing cash, cash equivalents, and investments as of March 31, 2026 will enable it to fund its planned operating expenses and capital expenditures for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of March 31, 2026, the condensed consolidated results of its operations for the three months ended March 31, 2026 and 2025, and condensed consolidated cash flows for the three months ended March 31, 2026 and 2025. The condensed consolidated financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are unaudited. The condensed consolidated results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the determination of the transaction price and standalone selling price of performance obligations under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), the accrual of research and development expenses, the valuation of equity instruments, and the incremental borrowing rate for determining operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience.

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

The following table illustrates information about segment revenue, significant segment expenses, and segment net loss.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
License and other revenue	$3,000	$7,679
Less:
Research and development expenses
External costs for programs in clinical trials	$41,383	$23,673
External costs for platform technologies and preclinical programs	3,691	14,638
Employee related expenses (1)	14,339	17,011
Other expenses (2)	4,019	5,768
General and administrative expenses (3)	7,117	10,925
Other segment expenses (income)
Depreciation expense	504	1,208
Stock compensation expense in research and development expenses	6,690	11,689
Stock compensation expense in general and administrative expenses	3,847	7,636
Interest income	(5,352)	(7,813)
Other expense	53	9
Segment net loss	(73,291)	(77,065)
Reconciliation to consolidated net loss:
Adjustments or reconciling items	—	—
Consolidated net loss	$(73,291)	$(77,065)

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

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2026:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$186,682	$—	$—	$186,682
Total cash equivalents	186,682	—	—	186,682
Investments:
U.S. treasury bills	—	368,065	—	368,065
U.S. agency securities	—	69,411	—	69,411
Total investments	$—	$437,476	$—	$437,476

	Fair Value Measurements as of December 31, 2025:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$80,313	$—	$—	$80,313
Total cash equivalents	80,313	—	—	80,313
Investments:
U.S. treasury bills	—	401,184	—	401,184
U.S. agency securities	—	69,316	—	69,316
Total investments	$—	$470,500	$—	$470,500

In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data.

5. Investments

The fair value of available-for-sale investments by type of security was as follows:

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$296,889	$153	$(76)	$296,966
U.S. agency securities	52,447	28	(20)	52,455
Total investments with a maturity of one year or less	349,336	181	(96)	349,421

U.S. treasury bills	71,326	12	(239)	71,099
U.S. agency securities	16,986	—	(30)	16,956
Total investments with a maturity of one to two years	88,312	12	(269)	88,055
Total investments	$437,648	$193	$(365)	$437,476

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$357,852	$513	$(2)	$358,363
U.S. agency securities	49,430	48	(2)	49,476
Total investments with a maturity of one year or less	407,282	561	(4)	407,839

U.S. treasury bills	42,670	151	—	42,821
U.S. agency securities	19,815	27	(2)	19,840
Total investments with a maturity of one to two years	62,485	178	(2)	62,661
Total investments	$469,767	$739	$(6)	$470,500

The following tables summarize the Company's available-for-sale debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$220,548	$(315)	$—	$—	$220,548	$(315)
U.S. agency securities	53,126	(50)	—	—	53,126	(50)
Total	$273,674	$(365)	$—	$—	$273,674	$(365)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$11,057	$(1)	$4,012	$(1)	$15,069	$(2)
U.S. agency securities	28,187	(4)	—	—	28,187	(4)
Total	$39,244	$(5)	$4,012	$(1)	$43,256	$(6)

As summarized in the tables immediately above, the Company held 56 and 8 debt securities that were in an unrealized loss position as of March 31, 2026 and December 31, 2025, respectively. The unrealized losses at March 31, 2026 and December 31, 2025 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

6. Common Stock

Each share of common stock entitles the stockholder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of March 31, 2026, no dividends had been declared.

At-the-Market Offerings

In August 2024, the Company entered into a sales agreement (the “2024 Sales Agreement”) with TD Securities (USA) LLC (“TD Securities”), pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through TD Securities, as the Company’s sales agent.

As of December 31, 2025, no shares of common stock had been sold under the 2024 Sales Agreement.

During the three months ended March 31, 2026, the Company sold 14,141,569 shares of common stock under the 2024 Sales Agreement, from which we received $140.4 million in gross proceeds. In connection therewith, we paid $3.3 million in commissions to TD Securities, yielding $137.1 million in net proceeds. In April 2026, we sold an additional 1,865,000 shares of common stock under the 2024 Sales Agreement, from which we received an additional $22.6 million in gross proceeds and paid an additional $0.5 million in commissions to TD Securities, yielding an additional $22.1 million in net proceeds.

7. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except share and per share data)
Net loss	$(73,291)	$(77,065)
Net loss per share, basic and diluted	$(0.41)	$(0.46)
Weighted average shares of common stock, basic and diluted	179,849,137	169,233,155

For the three months ended March 31, 2026 and 2025, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. In computing diluted net loss per share for the three months ended March 31, 2026 and 2025, the Company excluded the following potentially dilutive securities, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period.

	Three Months Ended March 31,
	2026	2025
Options outstanding to purchase common stock	25,148,617	19,973,563
Unvested and outstanding restricted stock units	3,021,051	6,151,535
	28,169,668	26,125,098

The amounts in the table above are presented based on amounts outstanding at each period end.

8. License Agreements

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

As of March 31, 2026, consideration under the Elevar Agreement totaled $18.4 million, consisting of:

•
$5.0 million upon execution;
•
$3.4 million upon transfer of active pharmaceutical ingredient and other materials; and
•
$10.0 million in milestone payments.

The Company is also eligible to receive up to $485.0 million in regulatory and commercial milestone payments, as well as tiered royalties.

During the three months ended March 31, 2026, the Company recognized $3.0 million of revenue from the Elevar Agreement, specifically upon receipt of certain milestone payments.

During the three months ended March 31, 2025, the Company recognized $7.7 million of revenue from the Elevar Agreement, specifically in connection with the completion of each of the Company's performance obligations thereunder in the period.

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

For the three months ended March 31, 2026 and 2025, the Company recorded research and development expenses of $0.1 million and $5.1 million, respectively, under the DESRES Agreement on its condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2026 and December 31, 2025, the Company had accrued expense and accounts payable balances of $0.1 million and $0.6 million, respectively, under the DESRES Agreement on its condensed consolidated balance sheets.

Other Arrangements

The Company has certain other research and license arrangements and other collaborations with third parties, which provide the Company with specified research and/or development services.

10. Subsequent Events

In preparing the condensed consolidated interim financial statements as of March 31, 2026 and for the three months then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements, except as otherwise described in the notes above.

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
o
Clinical Data. In June 2025, we announced updated interim clinical data for the zovegalisib plus fulvestrant arm of the ReDiscover Trial from patients receiving the 600mg twice daily, or BID, fasted dose and in December 2025, we announced an efficacy subset analysis of interim clinical data for zovegalisib at the same dose. In March 2026, we announced interim clinical data from the ReDiscover Trial of zovegalisib in combination with fulvestrant at the 400mg BID fed dose, which is the recommended Phase 3 dose in the ReDiscover-2 Trial. In April 2026, we announced interim clinical data for the zovegalisib plus atirmociclib triplet combination. We believe that while the clinical data from the ReDiscover Trial disclosed to date are preliminary, the data suggest differentiated interim efficacy signals in the specified patient population and support selective target engagement across doses and mutation types with an encouraging interim safety and tolerability profile.
•
Vascular Anomalies
o
ReInspire Trial. In the first quarter of 2025, we initiated the global Phase 1/2 clinical trial for zovegalisib in patients with PIK3CA-related overgrowth spectrum, or PROS, and vascular anomalies driven by PIK3CA mutations, or the ReInspire Trial. Enrollment is continuing in this clinical trial.

In addition to the programs mentioned above, we have initiated a clinical trial studying RLY-8161, our NRAS-selective inhibitor, in patients with NRAS-mutant melanoma and other NRAS-mutant solid tumors. In our research pipeline, we are advancing our non-inhibitory chaperone for Fabry disease, as well as early-stage discovery programs across both precision oncology and genetic diseases.

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

In December 2024, we and Elevar Therapeutics, Inc., or Elevar, entered into an exclusive global licensing agreement, or the Elevar Agreement, pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib. Under the terms of the Elevar Agreement, we received $5.0 million upon execution, $3.4 million upon transfer of active pharmaceutical ingredient and other materials, and $10.0 million in milestone payments as of March 31, 2026. We are eligible to receive up to $485.0 million in regulatory and commercial milestone payments, as well as tiered royalties.

In September 2024, we completed a public offering, or the September 2024 Offering, of 32,857,143 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 4,285,714 shares, at an offering price of $7.00 per share. We received proceeds of $218.2 million, which was net of $11.8 million in underwriting discounts and other offering expenses.

In August 2024, we entered into a sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or TD Securities, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through TD Securities, as our sales agent. As of March 31, 2026, we have sold 14,141,569 shares of common stock under the 2024 Sales Agreement, from which we received $140.4 million in gross proceeds. In connection therewith, we paid $3.3 million in commissions to TD Securities, yielding $137.1 million in net proceeds. In April 2026, we sold an additional 1,865,000 shares of common stock under the 2024 Sales Agreement, from which we received an additional $22.6 million in gross proceeds and paid an additional $0.5 million in commissions to TD Securities, yielding an additional $22.1 million in net proceeds.

Inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as public health crises, global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section "Risk Factors" in this Quarterly Report on Form 10-Q. We do not believe that such factors had a material adverse impact on our results of operations during the three months ended March 31, 2026 and 2025.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $73.3 million and $77.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 we had an accumulated deficit of $2.1 billion. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate significant operating losses for at least the next several years.

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

We believe our cash, cash equivalents, and investments of $642.1 million as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Components of our Results of Operations

Revenue

To date, our revenue primarily consists of amounts recognized under license agreements with third parties.

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

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025
	(in thousands)
License and other revenue	$3,000	$7,679	$(4,679)
Operating expenses:
Research and development expenses	$70,563	$73,809	$(3,246)
General and administrative expenses	11,027	18,739	(7,712)
Total operating expenses	81,590	92,548	(10,958)
Loss from operations	(78,590)	(84,869)	6,279
Other income, net	5,299	7,804	(2,505)
Net loss	$(73,291)	$(77,065)	$3,774

Revenue

During the three months ended March 31, 2026 the Company recognized $3.0 million of revenue from the Elevar Agreement, specifically upon receipt of certain milestone payments.

During the three months ended March 31, 2025, the Company recognized $7.7 million of revenue from the Elevar Agreement, specifically in connection with the completion of each of our performance obligations thereunder in the period.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025
	(in thousands)
External costs for programs in clinical trials	$41,383	$23,673	$17,710
External costs for platform technologies and preclinical programs	3,691	14,638	(10,947)
Employee related expenses	21,029	28,700	(7,671)
Other expenses	4,460	6,798	(2,338)
Total research and development expenses	$70,563	$73,809	$(3,246)

Research and development expenses were $70.6 million for the three months ended March 31, 2026 compared to $73.8 million for the three months ended March 31, 2025. The decrease of $3.2 million was primarily due to the series of strategic choices made to streamline the research organization prior to 2026, offset by increases in costs related to the ReDiscover-2 Trial.

General and Administrative Expenses

General and administrative expenses were $11.0 million for the three months ended March 31, 2026 compared to $18.7 million for the three months ended March 31, 2025. The decrease of $7.7 million was primarily due to decreases in employee compensation costs, including stock compensation expense, and costs to obtain the Elevar Agreement, which were expensed during the three months ended March 31, 2025.

Other Income, Net

Other income, net, was $5.3 million for the three months ended March 31, 2026 compared to $7.8 million for the three months ended March 31, 2025. The decrease of $2.5 million was primarily a result of changes in the amounts invested between periods, as well as fluctuations in interest rates.

Liquidity and Capital Resources

As of March 31, 2026, we had cash, cash equivalents, and investments of $642.1 million.

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

In December 2024, we entered into the Elevar Agreement, pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib. As of March 31, 2026, we had received $5.0 million in upfront consideration, $3.4 million in conjunction with transfer of active pharmaceutical ingredient and other materials, and $10.0 million in milestone payments pursuant to the Elevar Agreement.

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

In August 2024, we entered into the 2024 Sales Agreement with TD Securities, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through TD Securities, as our sales agent. As of March 31, 2026, we sold 14,141,569 shares of common stock under the 2024 Sales Agreement, from which we received $140.4 million in gross proceeds. In connection therewith, we paid $3.3 million in commissions to TD Securities, yielding $137.1 million in net proceeds. In April 2026, we sold an additional 1,865,000 shares of common stock under the 2024 Sales Agreement, from which we received an additional $22.6 million in gross proceeds and paid an additional $0.5 million in commissions to TD Securities, yielding an additional $22.1 million in net proceeds.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash used in operating activities	$(51,112)	$(73,210)
Cash provided by investing activities	32,901	42,465
Cash provided by financing activities	138,782	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$120,571	$(30,745)

Operating Activities

During the three months ended March 31, 2026, we used $51.1 million of cash on operating activities, primarily resulting from our net loss of $73.3 million, offset by non-cash charges of $10.3 million and cash provided by changes in our operating assets and liabilities of $11.9 million.

During the three months ended March 31, 2025, we used $73.2 million of cash on operating activities, primarily resulting from our net loss of $77.1 million and cash used to fund changes in our operating assets and liabilities of $15.1 million, offset by non-cash charges of $18.9 million.

Investing Activities

During the three months ended March 31, 2026, net cash provided by investing activities was $32.9 million, consisting of $32.9 million in proceeds from net maturities of investments.

During the three months ended March 31, 2025, net cash used in investing activities was $42.5 million, consisting of $42.8 million in proceeds from net maturities and sales of investments, offset by $0.4 million for the acquisition of property and equipment.

Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $138.8 million, consisting of $137.1 million in net proceeds from at-the-market offerings, as well as $1.7 million from the exercise of stock options.

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

As of March 31, 2026, we had cash, cash equivalents, and investments of $642.1 million. We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments during the three months ended March 31, 2026. For more information on our contractual obligations and commitments, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as Note 9, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026, the notes to our audited financial statements appearing in our Annual Report on Form 10-K, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through March 31, 2026 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of March 31, 2026, our cash equivalents consisted of money market funds. As of March 31, 2026, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes in federal interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of March 31, 2026, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of March 31, 2026, we had no debt outstanding and, therefore, are not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates), but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the three months ended March 31, 2026 and 2025. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar if and/or as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are also evaluating zovegalisib and may in the future evaluate other current product candidates or any future product candidates in combination with one or more cancer or other therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities. For example, in June 2024, we entered into a clinical trial collaboration with Pfizer to evaluate atirmociclib, Pfizer’s investigative selective-CDK4 inhibitor, in combination with zovegalisib and fulvestrant in patients with PI3Kα-mutated, HR+, HER2- metastatic breast cancer and are evaluating this combination in our ReDiscover Trial. Additionally, in April 2026, we entered into a supply agreement with Pfizer pursuant to which Pfizer has agreed to supply atirmociclib and palbociclib for use in our planned Phase 3 trial evaluating zovegalisib in combination with atirmociclib and aromatase inhibitor, subject to regulatory feedback. We will not be able to market and sell any of our product candidates we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval. In addition, unapproved therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, supply and/or manufacturing issues, delay in their clinical trials, and lack of FDA approval.

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

We have conducted or are conducting, or have filed clinical trial applications to conduct, additional clinical trials outside the United States, including Australia, Canada, the United Kingdom, Europe, South America and Asia and may conduct, or file clinical trial applications to conduct, additional clinical trials in other foreign jurisdictions in the future. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from clinical trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of these or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. See "Business – Governmental Regulation – Insurance coverage and reimbursement" in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Risks Related to Our Reliance on Third Parties

We have relied on, and expect to continue to rely on, third parties to conduct our current and future clinical trials of our product candidates, as well as investigator-sponsored clinical trials of our product candidates and any investigational products. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

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

We, our principal investigators and our CROs are required to comply with regulations, including Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and similar foreign regulatory authorities for any products in clinical development, including the EMA and the MHRA. These regulatory authorities enforce GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or similar foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, these regulatory authorities will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under current Good Manufacturing Practice, or cGMP, regulations. Our failure or the failure of our principal investigators or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in public notification of noncompliance, fines, adverse publicity and civil and criminal sanctions.

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

We may also be restricted under license or collaboration agreements from entering into future agreements on certain terms with potential licensees or collaborators. Licenses and collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future licensees and/or collaborators.

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $73.3 million and $77.1 million for the three months ended March 31, 2026 and 2025, respectively. We had an accumulated deficit of $2.1 billion as of March 31, 2026. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our Dynamo® drug discovery platform and product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that materially adversely affect their rights as a common stockholder. We may offer and sell up to an aggregate amount of $250.0 million of our common stock from time to time in "at the market" offerings pursuant to the sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or TD Securities, subject to the limitations thereof. As of March 31, 2026, we sold 14,141,569 shares of common stock under the 2024 Sales Agreement, from which we received $140.4 million in gross proceeds. In connection therewith, we paid $3.3 million in commissions to TD Securities, yielding $137.1 million in net proceeds. In April 2026, we sold an additional 1,865,000 shares of common stock under the 2024 Sales Agreement, from which we received an additional $22.6 million in gross proceeds and paid an additional $0.5 million in commissions to TD Securities, yielding an additional $22.1 million in net proceeds. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about approved prescription drug products. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA. Further, FDA’s Office of Prescription Drug Promotion actively scrutinizes promotional communications, including digital and social media; any materials that are false, misleading or promote unapproved uses can lead to enforcement actions and could necessitate corrective communications. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of regulated products for off-label uses and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

We may use and integrate artificial intelligence into our business processes, and this innovation presents risks and challenges that could affect its adoption and, therefore, our business. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development, and compliance in this area. For example, the EU’s Artificial Intelligence Act, or the EU AI Act, — the world’s first comprehensive artificial intelligence law — entered into force in June 2024 and, with some exceptions, becomes effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. Likewise, in the U.S., the regulatory environment is complex and uncertain. President Trump's Executive Order "Ensuring a National Policy Framework for Artificial Intelligence," effective December 11, 2025, tasks the U.S. Department of Justice with reviewing state laws regulating artificial intelligence, and instructs the Department of Commerce to develop a national artificial intelligence strategy. At the same time, several states, including Colorado and California, passed laws that regulate various facets of artificial intelligence, some of which have taken effect and will continue to take effect through 2026 and beyond. These laws address a wide range of artificial intelligence-related topics, including consequential decisions, transparency, training data, among others, and it remains unclear which requirements, if any, will be superseded by the Executive Order. In addition, there continues to be uncertainty regarding the application of existing federal and state legal frameworks to uses and development of artificial intelligence, and legal norms and market standards regarding artificial intelligence continue to evolve. For example, various federal and state regulators have issued guidance and focused enforcement efforts on the use of artificial intelligence in regulated sectors. The FDA, for example, issued guidance on the use of artificial intelligence in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating artificial intelligence model outputs intended to support regulatory decision-making. In the future, if we develop or use artificial intelligence systems that are governed by the EU AI Act or any other artificial intelligence legislation in effect, and further informed by regulatory guidance, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

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

Although we do not currently have any products on the market, if we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and governments of foreign jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. See "Business – Government Regulation – Other Healthcare Laws" in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See "Business – Governmental Regulation – Current and future healthcare reform legislation" in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, we had 193 full-time employees. In the future, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures, and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Compliance with applicable environmental, health and safety laws and regulations is expensive, and current or future environmental regulations may impair our business, prospects, financial condition or results of operations.

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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $1.78 to an intraday high of $64.37 through May 1, 2026. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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

As of March 31, 2026, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 51.2% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Our fourth amended and restated certificate of incorporation, as amended, or the Certificate of Incorporation, and our second amended and restated bylaws, or the Bylaws, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

Pursuant to our Bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of, or a claim based on, a breach of a fiduciary duty owed by any current or former director, officer or other employee or stockholder of ours to us or our stockholders; (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our Bylaws or as to which the Delaware General Corporate Law confers jurisdiction on the Court of Chancery of the State of Delaware; or (4) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or to any claim for which the federal courts have exclusive jurisdiction. Our Bylaws further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. In addition, our Bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision and the Federal Forum Provision in our Bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clauses in our Bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are "facially valid" under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Fourth Amended and Restated Certificate of Incorporation of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K (File No. 001-39385) filed on February 23, 2023).

3.2	Second Amended and Restated Bylaws of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-39385) filed on March 11, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

RELAY THERAPEUTICS, INC.

Date: May 5, 2026	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2026	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)