Form 10-Q
period 2026-06-30
Relay Therapeutics, Inc.
filed 2026-08-06
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 219,141,631 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$121,189	$84,018
Investments	789,745	470,500
Prepaid expenses	8,735	17,787
Other current assets	8,413	5,974
Total current assets	928,082	578,279
Property and equipment, net	862	1,726
Operating lease assets	37,177	39,990
Restricted cash	1,336	1,336
Total assets	$967,457	$621,331
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,459	$7,705
Accrued expenses	34,079	13,645
Operating lease liabilities	4,014	3,765
Other current liabilities	1,252	463
Total current liabilities	50,804	25,578
Operating lease liabilities, net of current portion	26,644	28,693
Total liabilities	77,448	54,271
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 450,000,000 and 300,000,000 shares authorized as of June 30, 2026, and December 31, 2025, respectively; 218,531,200 and 173,868,949 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	211	168
Additional paid-in capital	3,063,118	2,580,928
Accumulated other comprehensive (loss) gain	(1,553)	733
Accumulated deficit	(2,171,767)	(2,014,769)
Total stockholders’ equity	890,009	567,060
Total liabilities and stockholders’ equity	$967,457	$621,331

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
License and other revenue	$350	$677	$3,350	$8,355
Total revenue	350	677	3,350	8,355
Operating expenses:
Research and development expenses	$76,483	$63,897	$147,046	$137,706
General and administrative expenses	14,691	13,627	25,718	32,366
Total operating expenses	91,174	77,524	172,764	170,072
Loss from operations	(90,824)	(76,847)	(169,414)	(161,717)
Other income:
Interest income	7,115	7,105	12,467	14,918
Other income (expense)	2	(633)	(51)	(641)
Total other income, net	7,117	6,472	12,416	14,277
Net loss	$(83,707)	$(70,375)	$(156,998)	$(147,440)
Net loss per share, basic and diluted	$(0.41)	$(0.41)	$(0.82)	$(0.87)
Weighted average shares of common stock, basic and diluted	202,849,466	171,264,622	191,412,839	170,254,500
Other comprehensive (loss) income:
Unrealized holding (loss) gain	(1,381)	(201)	(2,286)	828
Total other comprehensive (loss) income	(1,381)	(201)	(2,286)	828
Total comprehensive loss	$(85,088)	$(70,576)	$(159,284)	$(146,612)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2025	173,868,949	$168	$2,580,928	$733	$(2,014,769)	$567,060
Issuance of common stock via at-the-market offerings, net	14,141,569	14	137,076	—	—	137,090
Issuance of common stock through exercise of stock options	349,298	—	1,692	—	—	1,692
Vesting of restricted stock units	849,637	—	—	—	—	—
Stock compensation expense	—	—	10,537	—	—	10,537
Unrealized loss on investments	—	—	—	(905)	—	(905)
Net loss	—	—	—	—	(73,291)	(73,291)
Balances at March 31, 2026	189,209,453	$182	$2,730,233	$(172)	$(2,088,060)	$642,183
Issuance of common stock via at-the-market offerings, net	1,865,000	2	22,127	—	—	22,129
Issuance of common stock through follow-on offering, net	26,354,167	26	296,788	—	—	296,814
Issuance of common stock through exercise of stock options	738,100	1	3,890	—	—	3,891
Issuance of common stock via employee stock purchase plan	129,641	—	901	—	—	901
Vesting of restricted stock units	234,839	—	—	—	—	—
Stock compensation expense	—	—	9,179	—	—	9,179
Unrealized loss on investments	—	—	—	(1,381)	—	(1,381)
Net loss	—	—	—	—	(83,707)	(83,707)
Balances at June 30, 2026	218,531,200	$211	$3,063,118	$(1,553)	$(2,171,767)	$890,009

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	(Loss)/Income	Deficit	Equity
Balances at December 31, 2024	167,755,715	$168	$2,516,905	$(991)	$(1,738,290)	$777,792
Vesting of restricted stock units	2,728,157	—	—	—	—	—
Stock compensation expense	—	—	19,325	—	—	19,325
Unrealized gain on investments	—	—	—	1,029	—	1,029
Net loss	—	—	—	—	(77,065)	(77,065)
Balances at March 31, 2025	170,483,872	$168	$2,536,230	$38	$(1,815,355)	$721,081
Issuance of common stock via employee stock purchase plan	222,353	—	653	—	—	$653
Vesting of restricted stock units	985,907	—	—	—	—	—
Stock compensation expense	—	—	14,500	—	—	14,500
Unrealized loss on investments	—	—	—	(201)	—	(201)
Net loss	—	—	—	—	(70,375)	(70,375)
Balances at June 30, 2025	171,692,132	$168	2,551,383	(163)	(1,885,730)	$665,658

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(156,998)	$(147,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	864	2,210
Stock compensation expense	19,716	33,825
Impairment of intangible asset	—	2,300
Loss on disposal of property and equipment	—	615
Net amortization of premiums and discounts on investments	(1,406)	(2,991)
Changes in assets and liabilities:
Prepaid expenses and other current assets	6,613	1,756
Operating lease assets and liabilities, net	1,013	(5,287)
Accounts payable and accrued expenses	24,188	(4,399)
Deferred revenue	—	(7,679)
Other liabilities	789	(1,381)
Net cash used in operating activities	(105,221)	(128,471)
Cash flows from investing activities:
Purchases of property and equipment	—	(410)
Purchases of investments	(522,225)	(30,899)
Proceeds from maturities and sales of investments	202,100	148,920
Net cash (used in) provided by investing activities	(320,125)	117,611
Cash flows from financing activities:
Proceeds from issuance of common stock via at-the-market offerings, net	159,219	—
Proceeds from issuance of common stock through follow-on offering, net	296,814	—
Proceeds from issuance of common stock through exercise of stock options	5,583	—
Proceeds from issuance of common stock via employee stock purchase plan	901	653
Net cash provided by financing activities	462,517	653
Net increase (decrease) in cash, cash equivalents, and restricted cash	37,171	(10,207)
Cash, cash equivalents, and restricted cash at beginning of period	85,354	126,406
Cash, cash equivalents, and restricted cash at end of period	$122,525	$116,199
Supplemental disclosure of non-cash activities:
Periodic change in additions of property and equipment within current liabilities	$—	$(35)
Periodic change in costs to obtain license agreement within current liabilities	$—	$(2,508)
Operating lease assets obtained in exchange for operating lease liabilities	$—	$6,908

Reconciliation of Cash, Cash Equivalents, and Restricted Cash from Balance Sheets to Statement of Cash Flows

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash and cash equivalents	$121,189	$113,941
Restricted cash	1,336	2,258
Cash, cash equivalents, and restricted cash per statements of cash flows	$122,525	$116,199

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the "Company") was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage, small molecule precision medicine company developing potentially life-changing therapies for patients living with cancer and genetic disease. The Company’s Dynamo® platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable or inadequately addressed. The Company’s focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications. The Company’s lead product candidate, zovegalisib (RLY-2608), is in clinical development. The Company has also initiated a clinical trial studying its NRAS-selective inhibitor, RLY-8161, in patients with NRAS-mutant melanoma and other NRAS-mutant solid tumors. Additionally, the Company is advancing its non-inhibitory chaperone for Fabry disease as well as early-stage discovery programs across both precision oncology and genetic diseases.

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

The Company has incurred net operating losses since inception and had an accumulated deficit of $2.2 billion as of June 30, 2026. The Company expects that its existing cash, cash equivalents, and investments as of June 30, 2026 will enable it to fund its planned operating expenses and capital expenditures for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of June 30, 2026, the condensed consolidated results of its operations for the three and six months ended June 30, 2026 and 2025, and condensed consolidated cash flows for the six months ended June 30, 2026 and 2025. The condensed consolidated financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are unaudited. The condensed consolidated results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

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

The following table illustrates information about segment revenue, significant segment expenses, and segment net loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
License and other revenue	$350	$677	$3,350	$8,355
Less:
Research and development expenses
External costs for programs in clinical trials	$48,329	$20,488	$89,712	$44,161
External costs for platform technologies and preclinical programs	4,100	12,769	7,791	27,407
Employee related expenses (1)	14,487	14,903	28,826	31,914
Other expenses (2)	3,413	5,563	7,432	11,331
General and administrative expenses (3)	11,306	8,299	18,423	19,224
Other segment expenses (income)
Depreciation expense	360	1,002	864	2,210
Stock compensation expense in research and development expenses	5,837	9,307	12,527	20,996
Stock compensation expense in general and administrative expenses	3,342	5,193	7,189	12,829
Interest income	(7,115)	(7,105)	(12,467)	(14,918)
Other (income) expense	(2)	633	51	641
Segment net loss	(83,707)	(70,375)	(156,998)	(147,440)
Reconciliation to consolidated net loss:
Adjustments or reconciling items	—	—	—	—
Consolidated net loss	$(83,707)	$(70,375)	$(156,998)	$(147,440)

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

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2026:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$118,397	$—	$—	$118,397
Total cash equivalents	118,397	—	—	118,397
Investments:
U.S. treasury bills	—	704,578	—	704,578
U.S. agency securities	—	85,167	—	85,167
Total investments	$—	$789,745	$—	$789,745

	Fair Value Measurements as of December 31, 2025:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$80,313	$—	$—	$80,313
Total cash equivalents	80,313	—	—	80,313
Investments:
U.S. treasury bills	—	401,184	—	401,184
U.S. agency securities	—	69,316	—	69,316
Total investments	$—	$470,500	$—	$470,500

In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data.

5. Investments

The fair value of available-for-sale investments by type of security was as follows:

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$339,365	$29	$(313)	$339,081
U.S. agency securities	54,600	3	(47)	54,556
Total investments with a maturity of one year or less	393,965	32	(360)	393,637

U.S. treasury bills	366,604	27	(1,134)	365,497
U.S. agency securities	30,729	—	(118)	30,611
Total investments with a maturity of one to two years	397,333	27	(1,252)	396,108
Total investments	$791,298	$59	$(1,612)	$789,745

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$357,852	$513	$(2)	$358,363
U.S. agency securities	49,430	48	(2)	49,476
Total investments with a maturity of one year or less	407,282	561	(4)	407,839

U.S. treasury bills	42,670	151	—	42,821
U.S. agency securities	19,815	27	(2)	19,840
Total investments with a maturity of one to two years	62,485	178	(2)	62,661
Total investments	$469,767	$739	$(6)	$470,500

The following tables summarize the Company's available-for-sale debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$614,843	$(1,447)	$—	$—	$614,843	$(1,447)
U.S. agency securities	71,666	(165)	—	—	71,666	(165)
Total	$686,509	$(1,612)	$—	$—	$686,509	$(1,612)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$11,057	$(1)	$4,012	$(1)	$15,069	$(2)
U.S. agency securities	28,187	(4)	—	—	28,187	(4)
Total	$39,244	$(5)	$4,012	$(1)	$43,256	$(6)

As summarized in the tables immediately above, the Company held 102 and 8 debt securities that were in an unrealized loss position as of June 30, 2026 and December 31, 2025, respectively. The unrealized losses at June 30, 2026 and December 31, 2025 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

6. Common Stock

In June 2026, the stockholders approved a second amendment to the Company's Fourth Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 300,000,000 to 450,000,000.

Each share of common stock entitles the stockholder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of June 30, 2026, no dividends had been declared.

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

During the three months ended March 31, 2026, the Company sold 14,141,569 shares of common stock under the 2024 Sales Agreement, from which the Company received $140.4 million in gross proceeds. In connection therewith, $3.3 million in commissions were paid to TD Securities, yielding $137.1 million in net proceeds.

During the three months ended June 30, 2026, the Company sold 1,865,000 shares of common stock under the 2024 Sales Agreement, from which the Company received $22.6 million in gross proceeds. In connection therewith, $0.5 million in commissions were paid to TD Securities, yielding $22.1 million in net proceeds.

Follow-On Offering

In May 2026, the Company completed a public offering of 26,354,167 shares of common stock, which share amount includes the exercise in full of the underwriters' option to purchase an additional 3,437,500 shares, at an offering price of $12.00 per share. The Company received proceeds of $296.8 million, which was net of $19.4 million in underwriting discounts and other offering expenses.

7. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
Net loss	$(83,707)	$(70,375)	$(156,998)	$(147,440)
Net loss per share, basic and diluted	$(0.41)	$(0.41)	$(0.82)	$(0.87)
Weighted average shares of common stock, basic and diluted	202,849,466	171,264,622	191,412,839	170,254,500

For the three and six months ended June 30, 2026 and 2025, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. In computing diluted net loss per share for the three and six months ended June 30, 2026 and 2025, the Company excluded the following potentially dilutive securities, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period.

	Three and Six Months Ended June 30,
	2026	2025
Options outstanding to purchase common stock	24,660,624	20,536,224
Unvested and outstanding restricted stock units	2,796,750	4,549,719
	27,457,374	25,085,943

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

As of June 30, 2026, consideration to the Company under the Elevar Agreement totaled $18.7 million, consisting of:

•
$5.0 million upon execution;
•
$3.7 million upon transfer of active pharmaceutical ingredient and other materials; and
•
$10.0 million in milestone payments.

The Company is also eligible to receive up to $485.0 million in regulatory and commercial milestone payments, as well as tiered royalties.

During the three months ended June 30, 2026 and 2025, the Company recognized $0.4 million and $0.7 million, respectively, of license and other revenue from the Elevar Agreement.

During the six months ended June 30, 2026 and 2025, the Company recognized $3.4 million and $8.4 million, respectively, of license and other revenue from the Elevar Agreement.

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

For the three months ended June 30, 2026 and 2025, the Company recorded research and development expenses of $0 and $2.3 million, respectively, under the DESRES Agreement on its condensed consolidated statement of operations and comprehensive loss.

For the six months ended June 30, 2026 and 2025, the Company recorded research and development expenses of $0.1 million and $7.4 million, respectively, under the DESRES Agreement on its condensed consolidated statement of operations and comprehensive loss.

As of June 30, 2026 and December 31, 2025, the Company had accrued expense and accounts payable balances of $0 and $0.6 million, respectively, under the DESRES Agreement on its condensed consolidated balance sheets.

Other Arrangements

The Company has certain other research and license arrangements and other collaborations with third parties, which provide the Company with specified research and/or development services.

10. Subsequent Events

In preparing the condensed consolidated interim financial statements as of June 30, 2026 and for the three months then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements, except as otherwise described in the notes above.

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

Zovegalisib (RLY-2608). Zovegalisib is the first known allosteric, pan-mutant and isoform-selective phosphoinositide 3 kinase alpha, or PI3Kα, inhibitor in clinical development. It is the lead program in our efforts to discover and develop mutant selective inhibitors of PI3Kα.

•
Breast Cancer and Solid Tumors
o
ReDiscover Trials. In December 2021, we dosed the first patient in a first-in-human clinical trial for zovegalisib, or the ReDiscover Trial. Since then, we have predominantly focused on evaluating zovegalisib in combination with other therapies for patients with HR+, HER2–, PI3Kα-mutated, locally advanced or metastatic breast cancer. In the second quarter of 2025, we initiated a global Phase 3 registrational study, or the ReDiscover-2 Trial, which is designed to evaluate the safety and efficacy of zovegalisib plus fulvestrant in PI3Kα-mutated, HR+/HER2- advanced breast cancer patients previously treated with a cyclin dependent kinase 4/6, or CDK4/6, inhibitor. The comparator arm in the ReDiscover-2 Trial is capivasertib plus fulvestrant. In February 2026, we announced that the FDA granted Breakthrough Therapy designation to zovegalisib in combination with fulvestrant for the treatment of adults with PIK3CA mutant HR+/HER2- locally advanced or metastatic breast cancer following recurrence or progression on or after treatment with a CDK4/6 inhibitor. We are also advancing triplet combination arms with zovegalisib, fulvestrant and CDK 4/6 inhibitors, or atirmociclib, the investigative selective-CDK4 inhibitor from Pfizer Inc., or Pfizer, to support a potential future trial in frontline breast cancer. In April 2026, we announced that we selected atirmociclib as our go-forward triplet combination partner.
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
o
Clinical Data. In May 2026, we announced initial clinical data from the ReInspire Trial, which we believe demonstrate that zovegalisib has potential for differentiated safety and efficacy in patients with PIK3CA-driven vascular anomalies.

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

In May 2026, we completed a public offering, or the May 2026 Offering, of 26,354,167 shares of common stock, which share amount includes the exercise in full of the underwriters' option to purchase an additional 3,437,500 shares, at an offering price of $12.00 per share. We received proceeds of $296.8 million, which was net of $19.4 million in underwriting discounts and other offering expenses.

In December 2024, we and Elevar Therapeutics, Inc., or Elevar, entered into an exclusive global licensing agreement, or the Elevar Agreement, pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib. Under the terms of the Elevar Agreement, we received $5.0 million upon execution, $3.7 million upon transfer of active pharmaceutical ingredient and other materials, and $10.0 million in milestone payments as of June 30, 2026. We are eligible to receive up to $485.0 million in regulatory and commercial milestone payments, as well as tiered royalties.

In September 2024, we completed a public offering, or the September 2024 Offering, of 32,857,143 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 4,285,714 shares, at an offering price of $7.00 per share. We received proceeds of $218.2 million, which was net of $11.8 million in underwriting discounts and other offering expenses.

In August 2024, we entered into a sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or TD Securities, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through TD Securities, as our sales agent. As of June 30, 2026, we sold 16,006,569 shares of common stock under the 2024 Sales Agreement, from which we received $163.0 million in gross proceeds. In connection therewith, we paid $3.8 million in commissions to TD Securities, yielding $159.2 million in net proceeds.

Inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as public health crises, global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section "Risk Factors" in this Quarterly Report on Form 10-Q. We do not believe that such factors had a material adverse impact on our results of operations during the three and six months ended June 30, 2026.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $157.0 million and $147.4 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 we had an accumulated deficit of $2.2 billion. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate significant operating losses for at least the next several years.

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

We believe our cash, cash equivalents, and investments of $910.9 million as of June 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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

Two of our product candidates are in clinical development. We also have earlier stage programs across both precision oncology and genetic diseases. Costs incurred for these programs include costs incurred to support our discovery research and translational science efforts up to the initiation of first-in-human clinical development. Platform research and other research and development activities include costs that are not specifically allocated to active product candidates, including facilities costs, depreciation expense, and other costs. Employee expenses include salary, wages, stock compensation, and other costs related to our personnel, which are not allocated to specific programs or activities.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
	2026	2025
	(in thousands)
License and other revenue	$350	$677	$(327)
Operating expenses:
Research and development expenses	$76,483	$63,897	$12,586
General and administrative expenses	14,691	13,627	1,064
Total operating expenses	91,174	77,524	13,650
Loss from operations	(90,824)	(76,847)	(13,977)
Other income, net	7,117	6,472	645
Net loss	$(83,707)	$(70,375)	$(13,332)

Revenue

During the three months ended June 30, 2026 the Company recognized $0.4 million of revenue from the Elevar Agreement, specifically upon transfer of active pharmaceutical ingredient and other materials.

During the three months ended June 30, 2025, the Company recognized $0.7 million of revenue from the Elevar Agreement, specifically upon transfer of active pharmaceutical ingredient and other materials.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
	2026	2025
	(in thousands)
External costs for programs in clinical trials	$48,329	$20,488	$27,841
External costs for platform technologies and preclinical programs	4,100	12,769	(8,669)
Employee related expenses	20,324	24,210	(3,886)
Other expenses	3,730	6,430	(2,700)
Total research and development expenses	$76,483	$63,897	$12,586

Research and development expenses were $76.5 million for the three months ended June 30, 2026 compared to $63.9 million for the three months ended June 30, 2025. The increase of $12.6 million was primarily due to increases in costs across ongoing clinical trials for zovegalisib, partially offset by the impact from strategic choices made to streamline the research organization prior to 2026.

General and Administrative Expenses

General and administrative expenses were $14.7 million for the three months ended June 30, 2026 compared to $13.6 million for the three months ended June 30, 2025. The increase of $1.1 million was primarily due to increased legal expenses, offset by decreases in employee compensation costs, including stock compensation expense.

Other Income, Net

Other income, net, was $7.1 million for the three months ended June 30, 2026 compared to $6.5 million for the three months ended June 30, 2025. The increase of $0.6 million was primarily a result of changes in the amounts invested between periods, as well as fluctuations in interest rates.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change
	2026	2025
	(in thousands)
License and other revenue	$3,350	$8,355	$(5,005)
Operating expenses:
Research and development expenses	147,046	$137,706	$9,340
General and administrative expenses	25,718	32,366	(6,648)
Total operating expenses	172,764	170,072	2,692
Loss from operations	(169,414)	(161,717)	(7,697)
Other income, net	12,416	14,277	(1,861)
Net loss	$(156,998)	$(147,440)	$(9,558)

Revenue

During the six months ended June 30, 2026 the Company recognized $3.4 million of revenue from the Elevar Agreement, specifically upon receipt of certain milestone payments, as well as upon transfer of active pharmaceutical ingredient and other materials.

During the six months ended June 30, 2025, the Company recognized $8.4 million of revenue from the Elevar Agreement, specifically in connection with the completion of each of our performance obligations thereunder in the period.

Research and Development Expenses

The following summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change
	2026	2025
	(in thousands)
External costs for programs in clinical trials	$89,712	$44,161	$45,551
External costs for platform technologies and preclinical programs	7,791	27,407	(19,616)
Employee related expenses	41,353	52,910	(11,557)
Other expenses	8,190	13,228	(5,038)
Total research and development expenses	$147,046	$137,706	$9,340

Research and development expenses were $147.0 million for the six months ended June 30, 2026 compared to $137.7 million for the six months ended June 30, 2025. The increase of $9.3 million was primarily due to increases in costs across ongoing clinical trials for zovegalisib, partially offset by the impact from strategic choices made to streamline the research organization prior to 2026.

General and Administrative Expenses

General and administrative expenses were $25.7 million for the six months ended June 30, 2026 compared to $32.4 million for the six months ended June 30, 2025. The decrease of $6.6 million was primarily due to decreases in employee compensation costs, including stock compensation expense, and costs to obtain the Elevar Agreement, which were expensed during the six months ended June 30, 2025.

Other Income, Net

Other income, net, was $12.4 million for the six months ended June 30, 2026 compared to $14.3 million for the six months ended June 30, 2025. The decrease of $1.9 million was primarily a result of changes in the amounts invested between periods, as well as fluctuations in interest rates.

Liquidity and Capital Resources

As of June 30, 2026, we had cash, cash equivalents, and investments of $910.9 million.

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

In May 2026, we completed the May 2026 Offering of 26,354,167 shares of common stock, which share amount includes the exercise in full of the underwriters' option to purchase an additional 3,437,500 shares, at an offering price of $12.00 per share. We received proceeds of $296.8 million, which was net of $19.4 million in underwriting discounts and other offering expenses.

In December 2024, we entered into the Elevar Agreement, pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib. As of June 30, 2026, we had received $5.0 million in upfront consideration, $3.7 million in conjunction with transfer of active pharmaceutical ingredient and other materials, and $10.0 million in milestone payments pursuant to the Elevar Agreement.

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

In August 2024, we entered into the 2024 Sales Agreement with TD Securities, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through TD Securities, as our sales agent. As of June 30, 2026, we sold 16,006,569 shares of common stock under the 2024 Sales Agreement, from which we received $163.0 million in gross proceeds. In connection therewith, we paid $3.8 million in commissions to TD Securities, yielding $159.2 million in net proceeds.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash used in operating activities	$(105,221)	$(128,471)
Cash (used in) provided by investing activities	(320,125)	117,611
Cash provided by financing activities	462,517	653
Net increase (decrease) in cash, cash equivalents, and restricted cash	$37,171	$(10,207)

Operating Activities

During the six months ended June 30, 2026, we used $105.2 million of cash on operating activities, primarily resulting from our net loss of $157.0 million, offset by non-cash charges of $19.2 million and cash provided by changes in our operating assets and liabilities of $32.6 million.

During the six months ended June 30, 2025, we used $128.5 million of cash on operating activities, primarily resulting from our net loss of $147.4 million and cash used to fund changes in our operating assets and liabilities of $17.0 million, offset by non-cash charges of $36.0 million.

Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $320.1 million, consisting of $320.1 million in net purchases of investments.

During the six months ended June 30, 2025, net cash used in investing activities was $117.6 million, consisting of $118.0 million in proceeds from net maturities and sales of investments, offset by $0.4 million for the acquisition of property and equipment.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $462.5 million, consisting of $456.0 million in net proceeds from at-the-market and follow-on offerings, as well as $6.5 million from the exercise of stock options and purchases under our 2020 Employee Stock Purchase Plan, or ESPP.

During the six months ended June 30, 2025, net cash provided by financing activities was $0.7 million, consisting of $0.7 million in purchases under our ESPP.

Funding Requirements

We expect to continue to incur significant expenses in connection with our ongoing clinical development activities related to our product candidates and the ongoing preclinical development activities of our other programs. In addition, we continue to incur additional costs associated with operating as a public company.

As of June 30, 2026, we had cash, cash equivalents, and investments of $910.9 million. We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments during the three months ended June 30, 2026. For more information on our contractual obligations and commitments, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as Note 9, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026, the notes to our audited financial statements appearing in our Annual Report on Form 10-K, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through June 30, 2026 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of June 30, 2026, our cash equivalents consisted of money market funds. As of June 30, 2026, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes in federal interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of June 30, 2026, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of June 30, 2026, we had no debt outstanding and, therefore, are not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates), but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the three and six months ended June 30, 2026 and 2025. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar if and/or as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have not yet demonstrated our ability to successfully complete any large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We have two product candidates in clinical development. We may not be able to file investigational new drug applications, or INDs, for any of our preclinical product candidates on the timelines we expect, if at all. For example, we may experience manufacturing delays or delays with IND-enabling studies. Moreover, we cannot be sure that once we have submitted an IND, the FDA will allow further clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. The FDA or other regulatory authorities may impose a clinical hold before or after a trial begins for a number of reasons outlined in FDA regulations, including if the FDA believes the study drug raises a significant risk of illness or injury. If the FDA imposes a clinical hold, trials may not commence or recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, the submission of an IND does not mean the FDA will allow clinical trials to begin and, if and when clinical trials do commence under an active IND, issues may arise that require suspension or termination of such trials. Further, commencing each of these clinical trials is subject to finalizing the trial design based on discussions with the FDA and other regulatory authorities. Any guidance we receive from the FDA or other regulatory authorities is subject to change. Regulatory authorities could change their position, including, on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or impose stricter approval conditions than we expect. Successful completion of our clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and a Marketing Authorization Application, or MAA, to the EMA for each product candidate and, consequently, the ultimate approval and commercial marketing of each product candidate. While we have active clinical trials for our lead product candidate, zovegalisib, and RLY-8161, we do not know whether any of our current clinical trials will be completed on schedule, if at all, or whether any of our future clinical trials will begin on time or be completed on schedule, if at all.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we have applied, and intend to continue applying, our drug discovery platform across a broad target space, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

We currently rely on foreign CMOs for the manufacture of certain of our product candidates for preclinical development and clinical testing and will likely continue to do so in the future. Foreign CMOs may be subject to U.S. legislation or investigations, sanctions, trade restrictions and other foreign regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our product candidates, if ever approved, and could adversely affect our financial condition and business prospects.

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

We rely on third-party manufacturers and service providers that operate in China, and evolving U.S. national security and supply-chain restrictions could materially adversely affect our development programs and future commercialization efforts.

We currently rely on third-party CMOs and other vendors located outside the United States, including entities that operate in China, for the manufacture of clinical trial materials and the provision of certain development-related services. For example, we currently rely on WuXi AppTec Co. Ltd. and/or its affiliates, or WuXi AppTec, for the manufacture of certain of our product candidates, and we may continue to rely on foreign CMOs and other service providers in the future.

On December 18, 2025, the National Defense Authorization Act for Fiscal Year 2026, or the NDAA, was enacted, which includes Section 851, commonly referred to as the “BIOSECURE Act.” The BIOSECURE Act restricts U.S. government agencies from procuring biotechnology equipment or services produced or provided by, or from entering into contracts with, entities that use biotechnology equipment or services produced or provided by “biotechnology companies of concern”, or BCCs, and from expending federal loan or grant funds for such equipment or services.

Under the BIOSECURE Act, BCCs are identified through two pathways. First, an entity included on the U.S. Department of Defense’s, or the DoD’s, 1260H List of “Chinese military companies” will be designated a BCC if the Office of Management and Budget, or OMB, determines that the entity is to any extent involved in the manufacturing, distribution, provision, or procurement of biotechnology equipment or services. Second, an entity not on the 1260H List may separately be designated a BCC by OMB if it meets additional statutory criteria, including that it is subject to the control of or acts on behalf of a specified foreign adversary government (such as China) and poses certain national security risks.

On June 11, 2026, WuXi AppTec filed a complaint against DoD in the U.S. District Court for the District of Columbia, challenging its inclusion on the 1260H List as unsupported by the applicable statutory criteria and seeking to have the designation vacated. We cannot predict the outcome of this litigation or its effect on WuXi AppTec’s status under the 1260H List or the BIOSECURE Act.

The BIOSECURE Act’s prohibitions are not yet in effect. OMB is required to publish a formal BCC list no later than December 2026, after which the government has one year to revise the Federal Acquisition Regulation, or FAR, to implement the Act’s restrictions, with prohibitions taking effect 60 days following such revision. Accordingly, the BIOSECURE Act’s restrictions applicable to newly designated BCCs may not take effect until 2027 or later. The BIOSECURE Act also provides a five-year grandfathering period for biotechnology equipment or services provided under contracts with a BCC that were entered into prior to the applicable effective date; however, there can be no assurance that the grandfathering period or other transitional provisions will be available to us or will provide adequate time to identify and qualify alternative manufacturers or service providers.

Although the BIOSECURE Act includes certain exceptions, waivers, and safe harbors, including the grandfathering period described above, these provisions may be limited in scope, subject to agency interpretation, or unavailable in particular circumstances. The manner in which OMB, DoD, and other agencies will interpret and enforce the BIOSECURE Act’s requirements, including the ultimate consequences of WuXi AppTec’s inclusion on the 1260H List and the outcome of its pending litigation, remains uncertain.

If WuXi AppTec, or any other current or future vendors with which we work are designated as BCCs, or if our collaborators, customers, investors, or future commercial partners become subject to BIOSECURE-related restrictions as a result of their relationships with such vendors, we could be required to terminate or restructure existing arrangements, transition manufacturing or other services to alternative suppliers, or delay or suspend development activities. Any such transition could involve significant cost, operational complexity, regulatory risk, and delays, and alternative suppliers may not be available on acceptable terms or at all. In addition, BIOSECURE-related restrictions could adversely affect our ability to obtain U.S. government funding, enter into collaborations with parties that receive federal funds, attract investment, or ultimately commercialize any product candidates, which could materially harm our business, financial condition, and prospects.

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $157.0 million and $147.4 million for the six months ended June 30, 2026 and 2025, respectively. We had an accumulated deficit of $2.2 billion as of June 30, 2026. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our Dynamo® drug discovery platform and product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

In May 2026, we completed the May 2026 Offering, of 26,354,167 shares of common stock, which share amount includes the exercise in full of the underwriters' option to purchase an additional 3,437,500 shares, at an offering price of $12.00 per share. We received proceeds of $296.8 million, which was net of $19.4 million in underwriting discounts and other offering expenses.

Additionally, we may offer and sell up to an aggregate amount of $250.0 million of our common stock from time to time in "at the market" offerings pursuant to the sales agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, or TD Securities, subject to the limitations thereof. As of June 30, 2026, we sold 16,006,569 shares of common stock under the 2024 Sales Agreement, from which we received $163.0 million in gross proceeds. In connection therewith, we paid $3.8 million in commissions to TD Securities, yielding $159.2 million in net proceeds.

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

Our commercial success will depend in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates, and our core technologies, including our novel target discovery technology and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Other than our Eurasian, Chinese, Israeli, Japanese, Korean, Chilean and U.S. patents relating to zovegalisib and our U.S. and foreign patents relating to lirafugratinib, we do not own or in-license any issued patents relating to our platform or our product candidates under clinical development.

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

Risks Related to the Regulatory Agency Review Process

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns, in addition to substantial uncertainty regarding the Trump administration’s initiatives, leadership changes and staffing cuts and how these might impact the FDA, its implementation of laws, regulations, policies and guidance, and its personnel, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, global health concerns, ability to hire and retain key leadership and personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

As of June 30, 2026, we had 202 full-time employees. In the future, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The risk of a cybersecurity incident, breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, insider threats, foreign governments, and cyber threat actors, has generally increased as the frequency, persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including insider threats and outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies, or generated using artificial intelligence.In particular, the increasing availability of generative artificial intelligence tools has enabled threat actors to develop more convincing phishing, vishing, and deepfake social engineering campaigns, to accelerate vulnerability discovery, and to automate reconnaissance against our systems and those of our vendors. Our hybrid and remote work model expands our attack surface and increases the risk of unauthorized access, inadvertent disclosure, or insider incidents. The prevalent use of mobile devices also increases the risk of data security incidents.

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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $1.78 to an intraday high of $64.37 through July 31, 2026. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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

As of June 30, 2026, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 47.6% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Our fourth amended and restated certificate of incorporation, as amended to date, or the Certificate of Incorporation, and our second amended and restated bylaws, or the Bylaws, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The following table describes, for the three month period ended June 30, 2026, each trading arrangement for the sale or purchase of our securities adopted, materially modified, or terminated by our directors and officers that is a contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or a Rule 10b5-1 Trading Arrangement. No other officers or directors adopted, materially modified, or terminated a Rule 10b5-1 Trading Arrangement or any non-Rule 10b5-1 trading arrangement during the three month period ended June 30, 2026.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Expiration Date	Aggregate Number of Securities
Mark Murcko (Director)	Adoption (06/04/2026)	Rule 10b5-1 Trading Arrangement	The earlier of (i) 03/31/2027 and (ii) the completed sale of the maximum shares subject to the plan.	Up to 75,000 Shares

Item 6. Exhibits.

Exhibit Number	Description

3.1

Fourth Amended and Restated Certificate of Incorporation of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K (File No. 001-39385) filed on February 23, 2023).

3.2

Certificate of Second Amendment of Fourth Amended and Restated Certificate of Incorporation of Relay Therapeutics, Inc., (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-39385) filed on June 9, 2026).

3.3	Second Amended and Restated Bylaws of Relay Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-39385) filed on March 11, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

RELAY THERAPEUTICS, INC.

Date: August 6, 2026	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)