Form 10-Q
period 2026-09-30
Relay Therapeutics, Inc.
filed 2026-11-04
CIK 1812364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 220,959,470 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Relay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$124,184	$84,018
Investments	724,458	470,500
Prepaid expenses	8,678	17,787
Other current assets	7,530	5,974
Total current assets	864,850	578,279
Property and equipment, net	582	1,726
Operating lease assets	30,313	39,990
Intangible assets	4,750	—
Restricted cash	1,197	1,336
Total assets	$901,692	$621,331
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,187	$7,705
Accrued expenses	45,055	13,645
Operating lease liabilities	3,488	3,765
Other current liabilities	1,424	463
Total current liabilities	59,154	25,578
Operating lease liabilities, net of current portion	23,542	28,693
Total liabilities	82,696	54,271
Commitments and contingencies (Note 9)
Stockholders’ equity:
Undesignated preferred stock, $0.001 par value, 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 450,000,000 and 300,000,000 shares authorized as of September 30, 2026, and December 31, 2025, respectively; 219,501,798 and 173,868,949 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	212	168
Additional paid-in capital	3,077,659	2,580,928
Accumulated other comprehensive (loss) gain	(5,363)	733
Accumulated deficit	(2,253,512)	(2,014,769)
Total stockholders’ equity	818,996	567,060
Total liabilities and stockholders’ equity	$901,692	$621,331

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
License and other revenue	$—	$—	$3,350	$8,355
Total revenue	—	—	3,350	8,355
Operating expenses:
Research and development expenses	$77,138	$68,262	$224,184	$205,968
General and administrative expenses	13,107	12,129	38,825	44,495
Total operating expenses	90,245	80,391	263,009	250,463
Loss from operations	(90,245)	(80,391)	(259,659)	(242,108)
Other income:
Interest income	8,502	6,407	20,969	21,325
Other expense	(2)	(165)	(53)	(806)
Total other income, net	8,500	6,242	20,916	20,519
Net loss	$(81,745)	$(74,149)	$(238,743)	$(221,589)
Net loss per share, basic and diluted	$(0.37)	$(0.43)	$(1.19)	$(1.30)
Weighted average shares of common stock, basic and diluted	219,157,506	172,389,209	200,762,690	170,973,889
Other comprehensive (loss) income:
Unrealized holding (loss) gain	(3,810)	656	(6,096)	1,484
Total other comprehensive (loss) income	(3,810)	656	(6,096)	1,484
Total comprehensive loss	$(85,555)	$(73,493)	$(244,839)	$(220,105)

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income/(Loss)	Deficit	Equity
Balances at December 31, 2025	173,868,949	$168	$2,580,928	$733	$(2,014,769)	$567,060
Issuance of common stock via at-the-market offerings, net	14,141,569	14	137,076	—	—	137,090
Issuance of common stock through exercise of stock options	349,298	—	1,692	—	—	1,692
Vesting of restricted stock units	849,637	—	—	—	—	—
Stock compensation expense	—	—	10,537	—	—	10,537
Unrealized loss on investments	—	—	—	(905)	—	(905)
Net loss	—	—	—	—	(73,291)	(73,291)
Balances at March 31, 2026	189,209,453	$182	$2,730,233	$(172)	$(2,088,060)	$642,183
Issuance of common stock via at-the-market offerings, net	1,865,000	2	22,127	—	—	22,129
Issuance of common stock through follow-on offering, net	26,354,167	26	296,788	—	—	296,814
Issuance of common stock through exercise of stock options	738,100	1	3,890	—	—	3,891
Issuance of common stock via employee stock purchase plan	129,641	—	901	—	—	901
Vesting of restricted stock units	234,839	—	—	—	—	—
Stock compensation expense	—	—	9,179	—	—	9,179
Unrealized loss on investments	—	—	—	(1,381)	—	(1,381)
Net loss	—	—	—	—	(83,707)	(83,707)
Balances at June 30, 2026	218,531,200	$211	$3,063,118	$(1,553)	$(2,171,767)	$890,009
Issuance of common stock through exercise of stock options	639,319	1	4,419	—	—	4,420
Vesting of restricted stock units	331,279	—	—	—	—	—
Stock compensation expense	—	—	10,122	—	—	10,122
Unrealized loss on investments	—	—	—	(3,810)	—	(3,810)
Net loss	—	—	—	—	(81,745)	(81,745)
Balances at September 30, 2026	219,501,798	$212	$3,077,659	$(5,363)	$(2,253,512)	$818,996

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	(Loss)/Income	Deficit	Equity
Balances at December 31, 2024	167,755,715	$168	$2,516,905	$(991)	$(1,738,290)	$777,792
Vesting of restricted stock units	2,728,157	—	—	—	—	—
Stock compensation expense	—	—	19,325	—	—	19,325
Unrealized gain on investments	—	—	—	1,029	—	1,029
Net loss	—	—	—	—	(77,065)	(77,065)
Balances at March 31, 2025	170,483,872	$168	$2,536,230	$38	$(1,815,355)	$721,081
Issuance of common stock via employee stock purchase plan	222,353	—	653	—	—	$653
Vesting of restricted stock units	985,907	—	—	—	—	—
Stock compensation expense	—	—	14,500	—	—	14,500
Unrealized loss on investments	—	—	—	(201)	—	(201)
Net loss	—	—	—	—	(70,375)	(70,375)
Balances at June 30, 2025	171,692,132	$168	2,551,383	(163)	(1,885,730)	$665,658
Issuance of common stock through exercise of stock options	4,062	—	17	—	—	$17
Vesting of restricted stock units	935,074	—	—	—	—	—
Stock compensation expense	—	—	15,527	—	—	15,527
Unrealized gain on investments	—	—	—	656	—	656
Net loss	—	—	—	—	(74,149)	(74,149)
Balances at September 30, 2025	172,631,268	168	2,566,927	493	(1,959,879)	$607,709

See accompanying notes.

Relay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(238,743)	$(221,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,144	2,958
Stock compensation expense	29,838	49,352
Impairment of intangible assets	—	2,300
Loss on operating lease termination	2,986	—
Loss on disposal of property and equipment	—	968
Net amortization of premiums and discounts on investments	(2,299)	(4,092)
Changes in assets and liabilities:
Prepaid expenses and other current assets	7,553	(2,210)
Operating lease assets and liabilities, net	1,263	(4,780)
Accounts payable and accrued expenses	28,142	(4,906)
Deferred revenue	—	(7,679)
Other liabilities	961	(912)
Net cash used in operating activities	(169,155)	(190,590)
Cash flows from investing activities:
Purchases of property and equipment	—	(409)
Purchases of investments	(643,732)	(88,975)
Proceeds from maturities and sales of investments	385,977	246,720
Net cash (used in) provided by investing activities	(257,755)	157,336
Cash flows from financing activities:
Proceeds from issuance of common stock via at-the-market offerings, net	159,219	—
Proceeds from issuance of common stock through follow-on offering, net	296,814	—
Proceeds from issuance of common stock through exercise of stock options	10,003	17
Proceeds from issuance of common stock via employee stock purchase plan	901	653
Net cash provided by financing activities	466,937	670
Net increase (decrease) in cash, cash equivalents, and restricted cash	40,027	(32,584)
Cash, cash equivalents, and restricted cash at beginning of period	85,354	126,406
Cash, cash equivalents, and restricted cash at end of period	$125,381	$93,822
Supplemental disclosure of non-cash activities:
Periodic change in additions of property and equipment within current liabilities	$—	$(35)
Periodic change in costs to obtain license agreement within current liabilities	$—	$(2,508)
Operating lease assets obtained in exchange for operating lease liabilities	$—	$6,908
Derecognition of operating lease assets upon termination	$5,794	$—
Extinguishment of operating lease liabilities upon termination	$(2,808)	$—
Periodic change in intellectual property costs capitalized as intangible assets within current liabilities	$4,750	$—

Reconciliation of Cash, Cash Equivalents, and Restricted Cash from Balance Sheets to Statement of Cash Flows

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash and cash equivalents	$124,184	$91,564
Restricted cash	1,197	2,258
Cash, cash equivalents, and restricted cash per statements of cash flows	$125,381	$93,822

See accompanying notes.

Relay Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

(Unaudited)

1. Nature of Business and Basis of Presentation

Relay Therapeutics, Inc. (the "Company") was incorporated in Delaware on May 4, 2015 and is headquartered in Cambridge, Massachusetts. The Company is a clinical-stage, small molecule precision medicine company developing potentially life-changing therapies for patients living with cancer and genetic disease. The Company’s Dynamo® platform integrates an array of leading-edge computational and experimental approaches designed to drug protein targets that have previously been intractable or inadequately addressed. The Company’s focus is on enhancing small molecule therapeutic discovery in targeted oncology and genetic disease indications. The Company’s lead product candidate, zovegalisib (RLY-2608), is in clinical development. The Company has also initiated a clinical trial studying its NRAS-selective inhibitor, RLY-8161, in patients with NRAS-mutant melanoma and other NRAS-mutant solid tumors. Additionally, the Company is advancing its non-inhibitory chaperone for Fabry disease and a mutant-selective TIE2 inhibitor for vascular anomalies, as well as early-stage discovery programs across both precision oncology and genetic diseases.

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

The Company has devoted substantially all of its resources to developing its product candidates by integrating its computational and experimental approaches, building its intellectual property portfolio, business planning, raising capital, and providing general and administrative support for these operations.

The Company has incurred net operating losses since inception and had an accumulated deficit of $2.3 billion as of September 30, 2026. The Company expects that its existing cash, cash equivalents, and investments as of September 30, 2026 will enable it to fund its planned operating expenses and capital expenditures for at least one year from the date of the issuance of these condensed consolidated financial statements. The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue its business strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into license or collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects. In the event the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s condensed consolidated financial position as of September 30, 2026, the condensed consolidated results of its operations for the three and nine months ended September 30, 2026 and 2025, and condensed consolidated cash flows for the nine months ended September 30, 2026 and 2025. The condensed consolidated financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2026 and 2025 are unaudited. The condensed consolidated results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the determination of the transaction price and standalone selling price of performance obligations under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, the accrual of research and development expenses, the valuation of equity instruments, and the incremental borrowing rate for determining operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience.

Collaboration Agreements

The Company has entered into various collaborative agreements with third parties to research, develop, and commercialize drug candidates, pursuant to which the risks and rewards for such activities are shared between the parties. In general, such contracts are evaluated under the provisions of ASC Topic 808, Collaborative Arrangements.

Any payments in the research and development stage of the collaboration under such contracts, including development milestones, are expensed as research and development expenses on the condensed consolidated statement of operations and comprehensive loss in the period in which they are incurred, provided the underlying intellectual property has no alternative future use.

Payments upon regulatory approval under such contracts are capitalized as intangibles and amortized over the estimated remaining useful life of the related product, if the other capitalization criteria are met under ASC Topic 350, Intangibles – Goodwill and Other. The amortization is recognized as expense on the condensed consolidated statement of operations and comprehensive loss.

Any amounts receivable or payable for research and development activities under such contracts are presented net within research and development expenses on the condensed consolidated statement of operations and comprehensive loss, as such net costs reflect the Company’s share of the ongoing research and development efforts.

Any amounts receivable and payable for commercialization activities are presented net as either collaboration revenue, separate from revenue from contracts with customers, or collaboration expense on the condensed consolidated statement of operations and comprehensive loss, as appropriate.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), the objective of which is to improve disclosures around an entity's expenses. In particular, the standard will require disclosure of additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, as well as for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the standard on the presentation of its condensed consolidated financial statements and footnotes.

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

The following table illustrates information about segment revenue, significant segment expenses, and segment net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
License and other revenue	$—	$—	$3,350	$8,355
Less:
Research and development expenses
External costs for programs in clinical trials	45,245	$33,983	$134,957	$78,144
External costs for platform technologies and preclinical programs	4,268	6,701	12,059	34,108
Employee related expenses (1)	13,864	12,942	42,690	44,856
Other expenses (2)	2,513	4,452	9,945	15,783
General and administrative expenses (3)	9,468	6,038	27,891	25,262
Other segment expenses (income)
Depreciation expense	280	748	1,144	2,958
Loss on operating lease termination (4)	2,986	—	2,986	—
Payment upon operating lease termination (4)	1,500	—	1,500	—
Stock compensation expense in research and development expenses	6,518	9,530	19,045	30,526
Stock compensation expense in general and administrative expenses	3,603	5,997	10,792	18,826
Interest income	(8,502)	(6,407)	(20,969)	(21,325)
Other expense	2	165	53	806
Segment net loss	(81,745)	(74,149)	(238,743)	(221,589)
Reconciliation to consolidated net loss:
Adjustments or reconciling items	—	—	—	—
Consolidated net loss	$(81,745)	$(74,149)	$(238,743)	$(221,589)

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

(4) Effective as of July 31, 2026, the Company terminated its operating lease for 12,190 square feet of office space in Building 300 at One Kendall Square, Cambridge, MA 02139 (“300 OKS Lease”) with ARE MA Region No. 59 LLC (“300 OKS Landlord”). Prior to the termination, the 300 OKS Lease was scheduled to expire on February 28, 2030. In consideration for the termination, the Company paid the 300 OKS Landlord a termination payment of $1.5 million (the “Termination Payment”). During the three months ended September 30, 2026, the Company derecognized the operating lease asset of $5.8 million and operating lease liabilities of $2.8 million as of termination. The net amount of $3.0 million and the Termination Payment were both recorded within the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2026. Consistent with the Company’s accounting policies for operating leases, the total expense of $4.5 million was allocated between research and development expenses of $3.9 million and general and administrative expenses of $0.6 million.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2026:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$114,501	$—	$—	$114,501
Total cash equivalents	114,501	—	—	114,501
Investments:
U.S. treasury bills	—	652,587	—	652,587
U.S. agency securities	—	71,871	—	71,871
Total investments	$—	$724,458	$—	$724,458

	Fair Value Measurements as of December 31, 2025:
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$80,313	$—	$—	$80,313
Total cash equivalents	80,313	—	—	80,313
Investments:
U.S. treasury bills	—	401,184	—	401,184
U.S. agency securities	—	69,316	—	69,316
Total investments	$—	$470,500	$—	$470,500

In determining the fair value of its investments at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data.

5. Investments

The fair value of available-for-sale investments by type of security was as follows:

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$289,467	$—	$(965)	$288,502
U.S. agency securities	39,886	—	(167)	39,719
Total investments with a maturity of one year or less	329,353	—	(1,132)	328,221

U.S. treasury bills	367,917	—	(3,832)	364,085
U.S. agency securities	32,551	—	(399)	32,152
Total investments with a maturity of one to two years	400,468	—	(4,231)	396,237
Total investments	$729,821	$—	$(5,363)	$724,458

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Investments:
U.S. treasury bills	$357,852	$513	$(2)	$358,363
U.S. agency securities	49,430	48	(2)	49,476
Total investments with a maturity of one year or less	407,282	561	(4)	407,839

U.S. treasury bills	42,670	151	—	42,821
U.S. agency securities	19,815	27	(2)	19,840
Total investments with a maturity of one to two years	62,485	178	(2)	62,661
Total investments	$469,767	$739	$(6)	$470,500

The following tables summarize the Company's available-for-sale debt securities in an unrealized loss position, aggregated by major security type and length of time in a continuous unrealized loss position:

	September 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$652,587	$(4,797)	$—	$—	$652,587	$(4,797)
U.S. agency securities	71,871	(566)	—	—	71,871	(566)
Total	$724,458	$(5,363)	$—	$—	$724,458	$(5,363)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. treasury bills	$11,057	$(1)	$4,012	$(1)	$15,069	$(2)
U.S. agency securities	28,187	(4)	—	—	28,187	(4)
Total	$39,244	$(5)	$4,012	$(1)	$43,256	$(6)

As summarized in the tables immediately above, the Company held 97 and 8 debt securities that were in an unrealized loss position as of September 30, 2026 and December 31, 2025, respectively. The unrealized losses at September 30, 2026 and December 31, 2025 were attributable to changes in interest rates and do not represent credit losses. The Company does not intend to sell these securities and it is not more likely than not that it will be required to sell them before recovery of their amortized cost basis.

6. Common Stock

In June 2026, the stockholders approved a second amendment to the Company's Fourth Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 300,000,000 to 450,000,000.

Each share of common stock entitles the stockholder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of September 30, 2026, no dividends had been declared.

At-the-Market Offerings

In August 2024, the Company entered into a sales agreement (the "Original Sales Agreement") with TD Securities (USA) LLC (“TD Securities”), pursuant to which the Company may offer and sell shares of its common stock, from time to time, in “at-the-market” offerings through TD Securities, as the Company’s sales agent. In August 2026, the Company entered into an amendment to the Original Sales Agreement (such amendment, together with the Original Sales Agreement, collectively, the "Sales Agreement") to increase the size of the at-the-market offering program from $250.0 million to $463.0 million.

As of December 31, 2025, no shares of common stock had been sold under the Original Sales Agreement.

During the three months ended March 31, 2026, the Company sold 14,141,569 shares of common stock under the Original Sales Agreement, from which the Company received $137.1 million in net proceeds.

During the three months ended June 30, 2026, the Company sold 1,865,000 shares of common stock under the Original Sales Agreement, from which the Company received $22.1 million in net proceeds.

During the three months ended September 30, 2026, no shares of common stock were sold under the Sales Agreement.

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

7. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
Net loss	$(81,745)	$(74,149)	$(238,743)	$(221,589)
Net loss per share, basic and diluted	$(0.37)	$(0.43)	$(1.19)	$(1.30)
Weighted average shares of common stock, basic and diluted	219,157,506	172,389,209	200,762,690	170,973,889

For the three and nine months ended September 30, 2026 and 2025, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.

In computing diluted net loss per share for the three and nine months ended September 30, 2026 and 2025, the Company excluded the following potentially dilutive securities, as the effect would be anti-dilutive and reduce the net loss per share calculated for each period.

	Three and Nine Months Ended September 30,
	2026	2025
Options outstanding to purchase common stock	23,874,580	20,178,393
Unvested and outstanding restricted stock units	2,767,255	3,897,341
	26,641,835	24,075,734

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

During the three months ended September 30, 2026, the FDA granted full approval for lirafugratinib (LYRFIGTU™) as a treatment option for patients with cholangiocarcinoma with FGFR2 fusion or other rearrangement.

As of September 30, 2026, consideration to the Company under the Elevar Agreement totaled $18.7 million, consisting of:

•
$5.0 million upon execution;
•
$3.7 million upon transfer of active pharmaceutical ingredient and other materials; and
•
$10.0 million in milestone payments.

The Company is also eligible to receive up to $485.0 million in regulatory and commercial milestone payments, as well as tiered royalties.

During the three months ended September 30, 2026 and 2025, the Company recognized $0 of license and other revenue from the Elevar Agreement.

During the nine months ended September 30, 2026 and 2025, the Company recognized $3.4 million and $8.4 million, respectively, of license and other revenue from the Elevar Agreement.

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

In connection with the FDA approval of lirafugratinib (a program directed to a Category 1 Target under the DESRES Agreement), as referenced above, the Company is obligated to pay $4.8 million to DESRES. Although the amount is expected to be paid after September 30, 2026, such amount was capitalized as an intangible on the Company’s condensed consolidated balance sheet as of September 30, 2026. The amount will be amortized as expense over the estimated remaining useful life of the product on the condensed consolidated statement of operations and comprehensive loss.

For the three months ended September 30, 2026 and 2025, the Company recorded research and development expenses of $0 and $1.2 million, respectively, under the DESRES Agreement on its condensed consolidated statement of operations and comprehensive loss.

For the nine months ended September 30, 2026 and 2025, the Company recorded research and development expenses of $0.1 million and $8.6 million, respectively, under the DESRES Agreement on its condensed consolidated statement of operations and comprehensive loss.

As of September 30, 2026 and December 31, 2025, the Company had accrued expense and accounts payable balances of $4.8 million and $0.6 million, respectively, under the DESRES Agreement on its condensed consolidated balance sheets.

Other Arrangements

The Company has certain other research and license arrangements and other collaborations with third parties, which provide the Company with specified research and/or development services.

10. Subsequent Events

In preparing the condensed consolidated interim financial statements as of September 30, 2026 and for the three months then ended, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements, except as otherwise described in the notes above.

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

In addition to the programs mentioned above, we have initiated a clinical trial studying RLY-8161, our NRAS-selective inhibitor, in patients with NRAS-mutant melanoma and other NRAS-mutant solid tumors. In our research pipeline, we are advancing our non-inhibitory chaperone for Fabry disease and a mutant-selective TIE2 inhibitor for vascular anomalies, as well as early-stage discovery programs across both precision oncology and genetic diseases.

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

In December 2024, we and Elevar Therapeutics, Inc., or Elevar, entered into an exclusive global licensing agreement, or the Elevar Agreement, pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib. Under the terms of the Elevar Agreement, we received $5.0 million upon execution, $3.7 million upon transfer of active pharmaceutical ingredient and other materials, and $10.0 million in milestone payments as of September 30, 2026. We are eligible to receive up to $485.0 million in regulatory and commercial milestone payments, as well as tiered royalties. In September 2026, the FDA granted full approval for LYRFIGTU™ (lirafugratinib) as a treatment option for patients with cholangiocarcinoma with FGFR2 fusion or other rearrangement.

In September 2024, we completed a public offering, or the September 2024 Offering, of 32,857,143 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 4,285,714 shares, at an offering price of $7.00 per share. We received proceeds of $218.2 million, which was net of $11.8 million in underwriting discounts and other offering expenses.

In August 2024, we entered into a sales agreement, or the Original Sales Agreement, with TD Securities (USA) LLC, or TD Securities, pursuant to which we may offer and sell shares of our common stock, from time to time, in “at-the-market” offerings through TD Securities, as our sales agent. In August 2026, we entered into an amendment to the Original Sales Agreement (such amendment, together with the Original Sales Agreement, collectively, the Sales Agreement) to increase the size of the at-the-market offering program from $250.0 million to $463.0 million. As of September 30, 2026, we sold 16,006,569 shares of common stock under the Sales Agreement, from which we received $159.2 million in net proceeds.

Inflation generally affects us by increasing our employee-related costs and clinical trial expenses, as well as other operating expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as public health crises, global supply chain disruptions, uncertain global economic conditions, global trade disputes or political instability as further discussed in the section "Risk Factors" in this Quarterly Report on Form 10-Q. We do not believe that such factors had a material adverse impact on our results of operations during the three and nine months ended September 30, 2026.

Since our inception, we have incurred significant operating losses on an aggregate basis. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $238.7 million and $221.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 we had an accumulated deficit of $2.3 billion. These losses have resulted primarily from costs incurred in connection with research and development activities, licensing and patent investment, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses, including the costs of operating as a public company, and generate significant operating losses for at least the next several years.

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

We believe our cash, cash equivalents, and investments of $848.6 million as of September 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We will need to raise additional capital in the future to continue developing the drugs in our pipeline and to commercialize any approved drug. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

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
•
costs under collaborations, including payments at contract execution, annually, and/or upon achievement of certain milestones;
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
•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from any public health crisis or ongoing geopolitical conflicts and related global economic sanctions, tariffs or other trade restrictions;
•
the evolving geopolitical landscape that may limit or restrict access to foreign clinical trial sites and/or foreign clinical trial data and documentation;
•
the expense of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights; and
•
maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to continue to incur significant research and development expenses for the foreseeable future as we continue to conduct clinical trials of our lead product candidate, conduct and/or initiate clinical trials for our other product candidates, as well as identify and develop additional product candidates.

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

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
	2026	2025
	(in thousands)
License and other revenue	$—	$—	$—
Operating expenses:
Research and development expenses	$77,138	$68,262	$8,876
General and administrative expenses	13,107	12,129	978
Total operating expenses	90,245	80,391	9,854
Loss from operations	(90,245)	(80,391)	(9,854)
Other income, net	8,500	6,242	2,258
Net loss	$(81,745)	$(74,149)	$(7,596)

Revenue

During the three months ended September 30, 2026 and 2025, we recognized no license or other revenue.

Research and Development Expenses

The following summarizes our research and development expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
	2026	2025
	(in thousands)
External costs for programs in clinical trials	$45,245	$33,983	$11,262
External costs for platform technologies and preclinical programs	4,268	6,701	(2,433)
Employee related expenses	20,382	22,472	(2,090)
Other expenses	7,243	5,106	2,137
Total research and development expenses	$77,138	$68,262	$8,876

Research and development expenses were $77.1 million for the three months ended September 30, 2026 compared to $68.3 million for the three months ended September 30, 2025. The increase of $8.9 million was primarily due to increases in costs across ongoing clinical trials, as well as non-recurring costs related to the termination of our operating lease at One Kendall Square, partially offset by the impact from strategic choices made to streamline the research organization prior to 2026.

General and Administrative Expenses

General and administrative expenses were $13.1 million for the three months ended September 30, 2026 compared to $12.1 million for the three months ended September 30, 2025. The increase of $1.0 million was primarily due to non-recurring costs related to the termination of our operating lease at One Kendall Square, as well as increases in other miscellaneous general and administrative costs.

Other Income, Net

Other income, net, was $8.5 million for the three months ended September 30, 2026 compared to $6.2 million for the three months ended September 30, 2025. The increase of $2.3 million was primarily a result of changes in the amounts invested between periods, as well as fluctuations in interest rates.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
	2026	2025
	(in thousands)
License and other revenue	$3,350	$8,355	$(5,005)
Operating expenses:
Research and development expenses	224,184	$205,968	$18,216
General and administrative expenses	38,825	44,495	(5,670)
Total operating expenses	263,009	250,463	12,546
Loss from operations	(259,659)	(242,108)	(17,551)
Other income, net	20,916	20,519	397
Net loss	$(238,743)	$(221,589)	$(17,154)

Revenue

During the nine months ended September 30, 2026 we recognized $3.4 million of revenue from the Elevar Agreement, specifically upon receipt of certain milestone payments, as well as upon transfer of active pharmaceutical ingredient and other materials.

During the nine months ended September 30, 2025, we recognized $8.4 million of revenue from the Elevar Agreement, specifically in connection with the completion of each of our performance obligations thereunder in the period.

Research and Development Expenses

The following summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
	2026	2025
	(in thousands)
External costs for programs in clinical trials	$134,957	$78,144	$56,813
External costs for platform technologies and preclinical programs	12,059	34,108	(22,049)
Employee related expenses	61,735	75,382	(13,647)
Other expenses	15,433	18,334	(2,901)
Total research and development expenses	$224,184	$205,968	$18,216

Research and development expenses were $224.2 million for the nine months ended September 30, 2026 compared to $206.0 million for the nine months ended September 30, 2025. The increase of $18.2 million was primarily due to increases in costs across ongoing clinical trials, partially offset by the impact from strategic choices made to streamline the research organization prior to 2026.

General and Administrative Expenses

General and administrative expenses were $38.8 million for the nine months ended September 30, 2026 compared to $44.5 million for the nine months ended September 30, 2025. The decrease of $5.7 million was primarily due to decreases in employee compensation costs, including stock compensation expense, and costs to obtain the Elevar Agreement, which were expensed during the nine months ended September 30, 2025, offset by legal expenses.

Other Income, Net

Other income, net, was $20.9 million for the nine months ended September 30, 2026 compared to $20.5 million for the nine months ended September 30, 2025. The increase of $0.4 million was primarily a result of changes in the amounts invested between periods, as well as fluctuations in interest rates.

Liquidity and Capital Resources

As of September 30, 2026, we had cash, cash equivalents, and investments of $848.6 million.

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

In December 2024, we entered into the Elevar Agreement, pursuant to which Elevar was granted global development and commercialization rights for lirafugratinib. As of September 30, 2026, we had received $5.0 million in upfront consideration, $3.7 million in conjunction with transfer of active pharmaceutical ingredient and other materials, and $10.0 million in milestone payments pursuant to the Elevar Agreement.

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

In August 2024, we entered into the Original Sales Agreement with TD Securities pursuant to which we may offer and sell shares of our common stock, from time to time, in “at-the-market” offerings through TD Securities, as our sales agent. In August 2026, we entered into an amendment to the Original Sales Agreement to increase the size of the at-the-market offering program from $250.0 million to $463.0 million. As of September 30, 2026, we sold 16,006,569 shares of common stock under the Sales Agreement, from which we received $159.2 million in net proceeds.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash used in operating activities	$(169,155)	$(190,590)
Cash (used in) provided by investing activities	(257,755)	157,336
Cash provided by financing activities	466,937	670
Net increase (decrease) in cash, cash equivalents, and restricted cash	$40,027	$(32,584)

Operating Activities

During the nine months ended September 30, 2026, we used $169.2 million of cash on operating activities, primarily resulting from our net loss of $238.7 million, offset by non-cash charges of $31.7 million and cash provided by changes in our operating assets and liabilities of $37.9 million.

During the nine months ended September 30, 2025, we used $190.6 million of cash on operating activities, primarily resulting from our net loss of $221.6 million and cash used to fund changes in our operating assets and liabilities of $20.5 million, offset by non-cash charges of $51.5 million.

Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities was $257.8 million, consisting of $257.8 million in net purchases of investments.

During the nine months ended September 30, 2025, net cash provided by investing activities was $157.3 million, consisting of $157.7 million in proceeds from net maturities and sales of investments, offset by $0.4 million for the acquisition of property and equipment.

Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $466.9 million, consisting of $456.0 million in net proceeds from at-the-market and follow-on offerings, as well as $10.9 million from the exercise of stock options and purchases under our 2020 Employee Stock Purchase Plan, or ESPP.

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

As of September 30, 2026, we had cash, cash equivalents, and investments of $848.6 million. We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the development of our product candidates, as well as our preclinical programs, and because the extent to which we may enter into collaborations with third parties for the development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors, resulting from public health epidemics or outbreaks of infectious disease or ongoing geopolitical conflicts and related global economic sanctions, tariffs or other trade restrictions;
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

Contractual Obligations and Commitments

During the three months ended September 30, 2026, we terminated our lease for 12,190 square feet of office space in Building 300 at One Kendall Square, Cambridge, MA. For more information, please refer to Note 3, Segment Information, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

There were no other material changes to our contractual obligations and commitments during the three months ended September 30, 2026. For more information on our contractual obligations and commitments, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as Note 9, Commitments and Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For a discussion of our critical accounting estimates, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026, the notes to our audited financial statements appearing in our Annual Report on Form 10-K, and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes to these critical accounting policies and estimates through September 30, 2026 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements included in Part I, Item I, “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of September 30, 2026, our cash equivalents consisted of money market funds. As of September 30, 2026, our investments consisted of investments in U.S. treasury bills and United States agency securities that have contractual maturities of less than two years. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes in federal interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of September 30, 2026, we estimate that such hypothetical 100 basis point adverse movement would not result in a material impact on our condensed consolidated results of operations.

As of September 30, 2026, we had no debt outstanding and, therefore, are not exposed to interest rate risk with respect to debt.

Foreign currency exchange risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates), but have underlying payment obligations denominated in foreign currencies, including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. We estimate that a 10% increase or decrease in current exchange rates would not have a material effect on our financial results for the three and nine months ended September 30, 2026 and 2025. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar if and/or as we expand our international operations and our risk grows.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 18, 2024, David Hayes, or the Plaintiff, an alleged Relay Therapeutics stockholder, derivatively and on behalf of us as a nominal defendant, filed a complaint in the Court of Chancery of the State of Delaware, or the Court, captioned Hayes v. Borisy, et al. (C.A. No. 2024-1309-PAF), or the Derivative Complaint, against certain of our directors and officers, or the Defendants. The Derivative Complaint alleges that, in 2021, 2022, and 2023, the Defendants awarded the members of our Board of Directors excessive compensation. The Derivative Complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and breach of fiduciary duty of disclosure. The Derivative Complaint seeks a judgment against the Defendants declaring that Plaintiff may maintain the action on behalf of us and that he is an adequate representative of us; awarding to us the damages sustained as a result of the breaches of fiduciary duty and unjust enrichment alleged against the Defendants; directing us to take all necessary actions to reform and improve an effective system of corporate governance and internal procedures; awarding us restitution from the Defendants; ordering the Defendants to disgorge and pay to us or cancel all profits, benefits, and other compensation obtained; awarding Plaintiff costs and disbursements of the action, including reasonable attorneys’, accountants’, and experts’ fees, costs, and expenses; and granting such other relief that the Court deems just and proper. On October 6, 2026, the parties filed a Stipulation and Agreement of Compromise, Settlement, and Release (the “Stipulation”), providing for settlement of the action subject to Court approval. Subject to Court approval and the terms of the Stipulation, the proposed settlement would require us to implement certain corporate governance reforms relating to director compensation and pay attorneys’ fees to Plaintiff’s counsel. The settlement would also fully resolve the action through dismissal of all asserted claims with prejudice and provide for the release of all claims related to the allegations in the action, without any admission of wrongdoing.

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

We have conducted or are conducting, or have filed clinical trial applications to conduct, additional clinical trials outside the United States, including Australia, Canada, the United Kingdom, Europe, South America and Asia and may conduct, or file clinical trial applications to conduct, additional clinical trials in other foreign jurisdictions in the future. The acceptance of trial data from clinical trials conducted outside the United States by the FDA may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. If access to clinical trial sites or documentation is delayed or restricted, including for geopolitical reasons, the FDA may not accept such data in support of an IND or marketing application which would adversely affect our development and approval plans. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from clinical trials conducted outside of the United States or the applicable jurisdiction. In addition, the FDA recently signaled increased scrutiny of foreign clinical trial data submitted in support of marketing applications, indicating plans for increased foreign site inspections and increased transparency of inspection result. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we or our collaborators may develop. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

Although we designed our first-in-human clinical trials of our lead product candidate and RLY-8161 and intend to design the future clinical trials for any other product candidates that we develop, we expect that CROs will conduct all of our clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

On June 11, 2026, WuXi AppTec filed a complaint against DoD in the U.S. District Court for the District of Columbia, challenging its inclusion on the 1260H List as unsupported by the applicable statutory criteria and seeking to have the designation vacated. On August 7, 2026, the court granted WuXi AppTec’s motion for a preliminary injunction, temporarily blocking the DoD from enforcing the 1260H designation while the litigation continues. We cannot predict the outcome of this litigation or its effect on WuXi AppTec’s status under the 1260H List or the BIOSECURE Act.

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

We are a biopharmaceutical company with a limited operating history and have incurred net losses in each year since our inception. Our net losses were $238.7 million and $221.6 million for the nine months ended September 30, 2026 and 2025, respectively. We had an accumulated deficit of $2.3 billion as of September 30, 2026. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in May 2015. Since inception, we have focused substantially all of our efforts and financial resources on developing our Dynamo® drug discovery platform and product candidates. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates and there is no assurance that we will obtain approvals in the future. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

We expect that our existing cash and cash equivalents and investments will be sufficient to fund our operations through at least the next 12 months. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors, resulting from any public health crisis or ongoing geopolitical conflicts and related global economic sanctions, tariffs or other trade restrictions;
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

Additionally, we may offer and sell up to an aggregate amount of $463.0 million of our common stock from time to time in "at the market" offerings pursuant to the sales agreement, as amended from time to time, or the Sales Agreement, with TD Securities (USA) LLC, or TD Securities, subject to the limitations thereof. As of September 30, 2026, we sold 16,006,569 shares of common stock under the Sales Agreement, from which we received $159.2 million in net proceeds.

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

Significant political, trade, or regulatory developments, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. Since the start of the Trump administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. The United States has imposed baseline 10 - 12.5% tariffs on most imports to the U.S. and significantly higher tariffs applicable to specific products, including pharmaceutical products other than those solely for use in clinical trials, research and development, or other non-commercial applications. The United States is undertaking other investigations that could result in additional baseline and product-specific tariffs. These and other U.S. tariffs could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented or threatened to implement retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

Our commercial success will depend in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates, and our core technologies, including our novel target discovery technology and our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. Other than our Eurasian, Chinese, Israeli, Japanese, Korean, Chilean, Taiwanese and U.S. patents relating to zovegalisib and our U.S. and foreign patents relating to lirafugratinib, we do not own or in-license any issued patents relating to our platform or our product candidates under clinical development.

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

Some of the work product created under our agreement with D. E. Shaw Research was created by D. E. Shaw Research and us, together, and was thus initially co-owned. We have subsequently obtained sole ownership of certain intellectual property relating specifically to some of our clinical candidates. By virtue of inventorship, we initially jointly owned intellectual property rights pertaining to zovegalisib, but have subsequently obtained sole ownership of intellectual property rights relating to it and certain other PIK3CA inhibitors. Patent applications claiming a genus of PIK3CA inhibitor compounds remain jointly owned with D. E. Shaw Research. We have the first right to prepare, file, prosecute, maintain and defend patents that cover work product jointly created by D. E. Shaw Research and us. If we choose not to exercise those rights with respect to patents and patent applications that cover joint work product, D. E. Shaw Research will have the right to take over such activities, unless such rights are waived. The party that is preparing, filing, prosecuting and maintaining a patent that covers joint work product also has the right to enforce such patent against infringers. If we or D. E. Shaw Research fail to adequately protect any co-owned intellectual property, our ability to commercialize products could suffer.

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

We expect our future license agreements will impose various development, diligence, commercialization, and other obligations on us in order to maintain the licenses. In spite of our efforts, a future licensor might conclude that we have materially breached our obligations under such license agreements and seek to terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patent rights licensed thereunder fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

The agreements under which we may license intellectual property or technology from third parties may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about approved prescription drug products. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA. Further, FDA’s Office of Prescription Drug Promotion actively scrutinizes promotional communications, including digital and social media; any materials that are false, misleading or promote unapproved uses can lead to enforcement actions and could necessitate corrective communications. In the current administration, the FDA has increased its enforcement scrutiny over prescription drug advertising, particularly direct-to-consumer product promotion and advertising. If any of our product candidates are approved, and the FDA finds any of our promotional communications or advertising to be violative, we may receive an untitled or warning letter, requests for corrective advertising, or fines, amongst other enforcement tools available to the FDA. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of regulated products for off-label uses and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

We may use and integrate artificial intelligence into our business processes, and this innovation presents risks and challenges that could affect its adoption and, therefore, our business. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development, and compliance in this area. For example, several components of the EU’s Artificial Intelligence Act, or the EU AI Act — the world’s first comprehensive artificial intelligence law — entered into force in February 2025, with additional portions of the law continuing to come into force at various dates until December 2030. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. Likewise, in the U.S., the regulatory environment is complex and uncertain. President Trump's Executive Order "Ensuring a National Policy Framework for Artificial Intelligence," effective December 11, 2025, tasks the U.S. Department of Justice with reviewing state laws regulating artificial intelligence, and instructs the Department of Commerce to develop a national artificial intelligence strategy. At the same time, several states, including Colorado and California, passed laws that regulate various facets of artificial intelligence, some of which have taken effect and will continue to take effect through 2026 and beyond. These laws address a wide range of artificial intelligence-related topics, including consequential decisions, transparency, training data, among others, and it remains unclear which requirements, if any, will be superseded by the Executive Order. In addition, there continues to be uncertainty regarding the application of existing federal and state legal frameworks to uses and development of artificial intelligence, and legal norms and market standards regarding artificial intelligence continue to evolve. For example, various federal and state regulators have issued guidance and focused enforcement efforts on the use of artificial intelligence in regulated sectors. The FDA, for example, issued guidance on the use of artificial intelligence in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating artificial intelligence model outputs intended to support regulatory decision-making. In the future, if we develop or use artificial intelligence systems that are governed by the EU AI Act or any other artificial intelligence legislation in effect, and further informed by regulatory guidance, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, similar regulatory authorities in foreign jurisdictions must separately approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In short, the foreign regulatory approval process involves all of the risks associated with FDA approval. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we may intend to charge for our products will also be subject to approval.

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

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, reputational harm, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See "Business – Governmental Regulation – Current and future healthcare reform legislation" in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

On April 15, 2025, the Trump administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump administration published Executive Order 14297, “Delivering

Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Trump administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security, including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar Most Favored Nation, or MFN, pricing rule enacted under the first Trump administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden administration in August 2021. Following the May 12, 2025 Executive Order, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs: the Global Benchmark for Efficient Drug Pricing Model, or GLOBE for Medicare Part B and the Guarding U.S. Medicare Against Rising Drug Costs, or GUARD, model for Medicare Part D. On October 2, 2026, CMS finalized the GLOBE regulation, effective November 30, 2026, as a mandatory CMS Innovation Center payment model under Section 1115A of the Social Security Act. As finalized, GLOBE will require manufacturers of specified single source drugs and sole source biologics, within designated therapeutic classes and that have incurred more than $100 million of Medicare Part B spending over a 12-month period to pay incremental rebates based on an alternative, internationally benchmarked calculation of the existing Medicare Part B drug inflation rebate. The GLOBE Model will begin on January 1, 2027 with the collection of voluntary manufacturer-submitted international drug net pricing data, and will be tested over five performance years, running from April 1, 2027 through March 31, 2032. The associated payment period will run from April 1, 2027 through March 31, 2034. GLOBE excludes orphan-only drugs, cell and gene therapy products, plasma-derived products and drugs with an effective Medicare-negotiated maximum fair price.

GUARD remains a proposed regulation that has not been finalized and, as proposed, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies with its performance period proposed to begin in 2027. The GLOBE model and the proposed GUARD model will likely be subject to legal challenges that could delay implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. In 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and subsequent legislation imposed a moratorium on implementation of the rule until January 2032. As discussed above, the IRA drug price negotiation program has also been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.

Individual states have also been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.

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

We and our employees utilize social media tools as a means of communication externally. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our product candidates, operations, or business may cause us to be found in violation of applicable legal or contractual requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, collaboration partners, and others, and which could have an adverse effect on our business, financial condition, and results of operations. Furthermore, negative posts or comments about us or our product candidates in social media could seriously damage our reputation, brand image, and goodwill.

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

As of September 30, 2026, we had 218 full-time employees. In the future, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of pharmaceutical and clinical development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The risk of a cybersecurity incident, breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, insider threats, foreign governments, and cyber threat actors, has generally increased as the frequency, persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including insider threats and outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies, or generated using artificial intelligence. In particular, the increasing availability of generative artificial intelligence tools has enabled threat actors to develop more convincing phishing, vishing, and deepfake social engineering campaigns, to accelerate vulnerability discovery, and to automate reconnaissance against our systems and those of our vendors. Our hybrid and remote work model expands our attack surface and increases the risk of unauthorized access, inadvertent disclosure, or insider incidents. The prevalent use of mobile devices also increases the risk of data security incidents.

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

The market price for our common stock historically has been volatile and could continue to be subject to wide fluctuations in response to various factors. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2020 at a price of $20.00 per share, our stock price has fluctuated significantly, ranging from an intraday low of $1.78 to an intraday high of $64.37 through October 30, 2026. This volatility may affect the price at which you could resell the common stock. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the factors described below. The stock market in general and Nasdaq and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of these companies.

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

As of September 30, 2026, the holdings of our executive officers, directors, principal stockholders and their affiliates, represented beneficial ownership, in the aggregate, of approximately 47.8% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. These stockholders may have interests, with respect to their common stock, that are different from those of our public market investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The following table describes, for the three months ended September 30, 2026, each trading arrangement for the sale or purchase of our securities adopted, materially modified, or terminated by our directors and officers that is a contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or a Rule 10b5-1 Trading Arrangement. No other officers or directors adopted, materially modified, or terminated a Rule 10b5-1 Trading Arrangement or any non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2026.

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Expiration Date	Aggregate Number of Securities
Donald Bergstrom (President, Research & Development)	Adoption (08/20/2026)	Rule 10b5-1 Trading Arrangement	The earlier of (i) 12/31/2027 and (ii) the completed sale of the maximum shares subject to the plan.	Up to 98,566 Shares
Thomas Catinazzo (Chief Financial Officer)	Adoption (08/22/2026)	Rule 10b5-1 Trading Arrangement	The earlier of (i) 12/31/2027 and (ii) the completed sale of the maximum shares subject to the plan.	Up to 149,719 Shares
Sanjiv Patel (Chief Executive Officer)	Adoption (08/14/2026)	Rule 10b5-1 Trading Arrangement	The earlier of (i) 02/11/2027 and (ii) the completed sale of the maximum shares subject to the plan.	Up to 423,099 Shares
Peter Rahmer (Chief Corporate Development Officer)	Adoption (08/21/2026)	Rule 10b5-1 Trading Arrangement	The earlier of (i) 03/17/2027 and (ii) the completed sale of the maximum shares subject to the plan.	Up to 49,360 Shares

Item 6. Exhibits.

Exhibit Number	Description

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

RELAY THERAPEUTICS, INC.

Date: November 4, 2026	By:	/S/ SANJIV K. PATEL
Sanjiv K. Patel, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	By:	/S/ THOMAS CATINAZZO
Thomas Catinazzo
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)